Form 10-Q
period 1994-12-31
UNION CORP
filed 1995-02-13
CIK 100817

                               SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C.  20549


                                            FORM 10-Q


[ x ]                Quarterly Report Pursuant to Section 13 or 15(d) of the
                                 Securities Exchange Act of 1934

                                               or

[   ]               Transition Report Pursuant to Section 13 or 15(d) of the
                                 Securities Exchange Act of 1934



For the Quarter Ended DECEMBER 31, 1994           Commission File Number 1-5371



                                     THE UNION CORPORATION
                     ------------------------------------------------------
                     (Exact name of Registrant as specified in its charter)


       Delaware                                       25-0848970
 ----------------------                 -------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)


          145 Mason Street, Greenwich, CT                       06830
       --------------------------------------                  --------
      (Address of principal executive offices)                (Zip Code)


                                         (203) 629-0505
                       ---------------------------------------------------
                       (Registrant's telephone number,including area code)


                            492 Route 46 East, Fairfield, NJ   07004
                      ----------------------------------------------------
                      (Former name, former address and former fiscal year,
                                  if changed since last report)

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES     X               NO
                                  ---------              ---------

   5,580,617    Common shares were outstanding as of   February 8, 1995
- - ---------------                                      ----------------------

                       THE UNION CORPORATION AND SUBSIDIARIES

       Index to Condensed Consolidated Financial Statements and Exhibits


                                                                            Page
                                                                            ----

Part I.     Financial Information:

            Item 1.     Financial Statements

                        Condensed Consolidated Balance Sheets,
                        December 31, 1994 (Unaudited) and
                        June 30, 1994                                          3

                        Condensed Consolidated Statements of
                        Operations (Unaudited), for the Six Months
                        Ended December 31, 1994 and 1993                       4

                        Condensed Consolidated Statements of
                        Operations (Unaudited), for the Three Months
                        Ended December 31, 1994 and 1993                       5

                        Condensed Consolidated Statements of
                        Cash Flows (Unaudited), for the Six Months
                        Ended December 31, 1994 and 1993                       6

                        Condensed Consolidated Statement of
                        Shareholders' Equity (Unaudited), for the
                        Six Months Ended December 31, 1994                     7

                        Notes to Condensed Consolidated Financial
                        Statements (Unaudited)                                 8


            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        9 - 13

Part II.    Other Information:

            Item 1.     Legal Proceedings                                14 - 16

            Item 4.     Submission of Matters to a Vote of
                        Security Holders                                      17

            Item 6.     Exhibits and Reports on Form 8-K                 17 - 19

            Signatures                                                        20

                             THE UNION CORPORATION AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets
                         December 31, 1994 (Unaudited) and June 30, 1994
                                         (In thousands)


                                                                  December 31,      June 30,
                                                                      1994            1994
                                                                  -------------     --------
         ASSETS
         ------
Current assets:
  Cash                                                             $ 11,372         $ 11,579
  Short-term investments, at cost,
    which approximates market                                        20,859           22,600
  Accounts receivable, trade, less allowance
    for doubtful accounts of $629 and $552                            5,382            4,660
  Prepaid expenses and other current assets                           3,454            3,846
                                                                    -------          -------

    Total current assets                                             41,067           42,685

Property, plant and equipment, net                                    9,827           10,812
Cost of intangible assets from businesses acquired,
  less accumulated amortization of $6,917 and $6,199                 51,013           51,603
Other assets and deferred charges                                     2,088            2,135
Deferred income taxes                                                 2,290            2,960
                                                                    -------          -------

    Total assets                                                   $106,285         $110,195
                                                                    -------          -------
                                                                    -------          -------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable                                                 $  2,384         $  5,307
  Accrued expenses                                                   12,598           13,894
  Income taxes payable                                                  684            1,525
  Current portion of long-term debt                                     209              204
                                                                    -------          -------

    Total current liabilities                                        15,875           20,930

Long-term debt                                                       20,868           20,973
Other liabilities                                                    10,834           11,291
                                                                    -------          -------

    Total liabilities                                                47,577           53,194
                                                                    -------          -------

Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,476 and 8,476                             4,238            4,238
  Additional paid-in capital                                         43,225           43,225
  Retained earnings                                                  48,051           45,830
  Less treasury stock, at cost, 2,941 and 2,886 shares              (36,806)         (36,292)
                                                                    -------          -------

    Total shareholders' equity                                       58,708           57,001
                                                                    -------          -------

    Total liabilities and shareholders' equity                     $106,285         $110,195
                                                                    -------          -------
                                                                    -------          -------

                             THE UNION CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations (Unaudited)
                       For the Six Months Ended December 31, 1994 and 1993
                        (Dollars in thousands, except per share amounts)



                                                           1994        1993
                                                         -------     -------
Operating revenues                                       $47,286     $44,716
                                                          ------      ------
Expenses:
  Operating expenses                                      30,671      29,771
  Selling, general and administrative expenses            10,487       9,763
  Depreciation and amortization                            2,088       2,217
                                                          ------      ------

  Total expenses                                          43,246      41,751
                                                          ------      ------

Operating income                                           4,040       2,965

Interest expense                                            (672)       (500)
Interest income                                              529         345
                                                          ------      ------
Income before income taxes and cumulative effect
  of change in accounting for income taxes                 3,897       2,810

Provision for income taxes                                 1,676       1,158
                                                          ------      ------

Income before cumulative effect of change
  in accounting for income taxes                           2,221       1,652

Cumulative effect of change in accounting
  for income taxes                                           -         1,068
                                                          ------      ------
Net income                                               $ 2,221     $ 2,720
                                                          ------      ------
                                                          ------      ------


Primary and fully diluted income per common share:

  Income before cumulative effect of change
    in accounting for income taxes                       $   .39     $   .26

  Cumulative effect of change in accounting
    for income taxes                                         -           .17
                                                          ------      ------
  Net income                                             $   .39     $   .43
                                                          ------      ------
                                                          ------      ------
Average number of common and common equivalent
  shares outstanding:

    Primary                                            5,639,153   6,315,286
    Fully diluted                                      5,671,058   6,322,861

                             THE UNION CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations (Unaudited)
                      For the Three Months Ended December 31, 1994 and 1993
                        (Dollars in thousands, except per share amounts)




                                                           1994        1993
                                                         --------    --------

Operating revenues                                       $23,917     $21,760
                                                          ------      ------

Expenses:
  Operating expenses                                      15,476      14,329
  Selling, general and administrative expenses             5,116       4,816
  Depreciation and amortization                            1,025       1,113
                                                          ------      ------

  Total expenses                                          21,617      20,258
                                                          ------      ------

Operating income                                           2,300       1,502

Interest expense                                            (364)       (247)
Interest income                                              295         171
                                                          ------      ------

Income before income taxes and cumulative effect
  of change in accounting for income taxes                 2,231       1,426

Provision for income taxes                                   960         588
                                                          ------      ------

Income before cumulative effect of change
  in accounting for income taxes                           1,271         838

Cumulative effect of change in accounting
  for income taxes                                           -           -
                                                          ------      ------

Net income                                               $ 1,271     $   838
                                                          ------      ------
                                                          ------      ------


Primary and fully diluted income per common share:

  Income before cumulative effect of change
    in accounting for income taxes                       $   .22     $   .13

  Cumulative effect of change in accounting
    for income taxes                                         -           -
                                                          ------      ------

  Net income                                             $   .22     $   .13
                                                          ------      ------
                                                          ------      ------

Average number of common and common equivalent shares outstanding:

    Primary                                            5,675,750   6,299,084
    Fully diluted                                      5,675,750   6,303,065

                             THE UNION CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                       For the Six Months Ended December 31, 1994 and 1993
                                         (In thousands)


                                                                       1994                  1993
                                                                    --------              --------
Cash Flows From Operating Activities:
Net income                                                          $  2,221              $  2,720
Adjustments to reconcile income to net cash
    provided by operations:
  Cumulative effect of change in accounting
    for income taxes                                                     -                  (1,068)
  Depreciation and amortization                                        2,088                 2,217
  Deferred compensation expense                                          488                   287
  Provision for doubtful accounts                                         98                    14
  Provision for deferred income taxes                                    670                   713
  Changes in assets and liabilities:
    Accounts receivable - (increase) decrease                           (820)                  643
    Prepaid expenses and other current assets - decrease                 392                   800
    Other assets and deferred charges - decrease                          47                    14
    Accounts payable and accrued expenses - (decrease)                (1,389)               (2,304)
    Income taxes payable - (decrease)                                   (841)                 (496)
    Other liabilities - (decrease)                                      (945)                 (489)
                                                                     -------               -------

Net cash provided by operating activities                              2,009                 3,051
                                                                     -------               -------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (385)                 (619)
  Contingent payments related to the purchase
    of Allied Bond & Collection Agency                                  (128)                 (125)
  Other                                                                  -                       6
                                                                     -------               -------

Net cash (used by) investing activities                                 (513)                 (738)
                                                                     -------               -------

Cash Flows From Financing Activities:
  Principal payments on long-term debt                                   (50)                  (46)
  Principal payments on capital lease obligations                        (50)                  (63)
  Purchase of treasury stock, at cost                                 (3,344)               (1,325)
                                                                     -------               -------

Net cash (used by) financing activities                               (3,444)               (1,434)
                                                                     -------               -------

Net (decrease) increase in cash and short-term
  investments                                                         (1,948)                  879

Cash and short-term investments at June 30                            34,179                30,829
                                                                     -------               -------

Cash and short-term investments at December 31                      $ 32,231              $ 31,708
                                                                     -------               -------
                                                                     -------               -------
Supplemental disclosures of cash flow information:
  Interest paid                                                     $    598              $    456
  Income taxes paid                                                    1,847                   728

Supplemental disclosure of noncash investing and
  financing activities:
    Capitalized equipment lease obligations                         $    -                $    184


                             THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                          For the Six Months Ended December 31, 1994
                                     (Dollars in thousands)



                                           Additional
                                 Common       paid-in    Retained    Treasury
                                  stock       capital    earnings       stock
                                 ------    ----------    --------    --------
Balance at June 30, 1994        $ 4,238      $ 43,225    $ 45,830    $(36,292)


Net income                          -             -           950         -

Purchase of treasury stock,
  at cost (55,200 shares)           -             -           -          (514)
                                 ------       -------     -------     -------
Balance at September 30, 1994     4,238        43,225      46,780     (36,806)


Net income                          -             -         1,271         -
                                 ------       -------     -------     -------

Balance at December 31, 1994    $ 4,238      $ 43,225    $ 48,051    $(36,806)
                                 ------       -------     -------     -------
                                 ------       -------     -------     -------

                             THE UNION CORPORATION AND SUBSIDIARIES

                Notes to Condensed Consolidated Financial Statements (Unaudited)


      The amounts set forth in this Form 10-Q have not been audited by independent auditors; however, in the opinion of the management of The Union Corporation (the "Company"), all adjustments (including normal recurring accruals) necessary for a fair statement of the results of such periods have been made.

      The financial statements included in this Form 10-Q are presented in accordance with the requirements of the form and may not include all disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's Annual Report for the year ended June 30, 1994.


  1. ACCOUNTING CHANGE - ACCOUNTING FOR INCOME TAXES

      The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective July 1, 1993. Although the change in accounting for income taxes did not have a material effect on
     "Income before cumulative effect of change in accounting for income taxes" for the six months ended December 31, 1993, the cumulative effect of the change increased net income by $1,068,000, or $.17 per share.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's financial condition remained very strong and liquid at December 31, 1994 with cash and short-term investments totaling $32,231,000, working capital of $25,192,000 and net worth of $58,708,000. During the six months ended December 31, 1994, the net cash provided by operating activities was $2,009,000 compared to $3,051,000 a year ago. The decline in net cash provided by operating activities in the first six months of fiscal 1995 was principally attributable to an increase of $1,119,000 in income taxes paid, an increase of $350,000 in cash outflows charged against Capital Credit Corporation's ("Capital Credit") restructuring provision and an increase of $500,000 in disbursements related to the Company's discontinued operations, partially offset by an increase of $569,000 in "Income before cumulative effect of change in accounting for income taxes". The Company's capital spending during the six months ended December 31, 1994 principally represents costs related to the purchase of computer, telecommunications and office equipment and was slightly lower than that of a year ago.

      During the six month periods ended December 31, 1994 and 1993 the Company purchased, with available funds, 55,200 shares and 111,800 shares, respectively, of its common stock for approximately $514,000 and $1,325,000, respectively.
The Company also paid $2,830,000 in July 1994 for 290,600 shares of its common stock that was purchased in June 1994. As of February 8, 1995, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

      In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond"), a business engaged in providing collection services on a contingency fee basis throughout the United States, for an initial purchase price of approximately $40,300,000, which includes acquisition related costs. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of December 31, 1994, approximately $506,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank which was scheduled to convert to a three year term loan on December 31, 1994 (the "Credit Agreement"). During fiscal 1995 the bank extended the revolving line of credit until December 31, 1996, at which time the revolving line of credit will convert to a three year term loan.

      Under the new terms of the Credit Agreement, the aggregate principal amount outstanding under the revolving line of credit on December 31, 1996 must be repaid by the Company in twelve quarterly installments commencing
March 31, 1997 and ending December 31, 1999. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1996, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. At
December 31, 1994 the interest rate, which is reset periodically, on the revolving term loan was approximately 6%. As of February 8, 1995, the Company was contingently liable for outstanding letters of credit aggregating approximately $1,621,000 which, combined with the revolving line of credit outstanding, reduced the amount available under the Credit Agreement to approximately $3,379,000.

      The Company and certain subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this report. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon available data. Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to above are adequate, based on current information, subject to the outcome of a matter involving a site where a subsidiary fully performed a settlement with the federal government which has reopened the matter. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to earnings. The Company does not currently anticipate that the resolution of the Legal Proceedings and the Other matters described in Part II, Item 1 of this report will have a material adverse impact on the Company's overall financial condition, given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 14 will have a material adverse impact on the Company's future results of operations.

      Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.

SIX MONTHS ENDED DECEMBER 31, 1994 VS. SIX MONTHS ENDED DECEMBER 31, 1993

OPERATING REVENUES

      Operating revenues increased to $47,286,000 for the six months ended December 31, 1994 compared with $44,716,000 for the six months ended December 31, 1993. Revenues at Transworld Systems, Inc. ("Transworld Systems") were $28,531,000 compared with $26,161,000 a year ago. Transworld Systems increase in revenues is partially due to an acceleration of customer orders prior to a scheduled price increase for its fixed-fee letter service in the second quarter of fiscal 1995. The Transworld Systems price increase was in response to the United States postal rate increase that took effect on January 1, 1995.
Revenues at Allied Bond increased by 7% during the first six months of fiscal 1995, while revenues at Capital Credit decreased by approximately $700,000 compared with results a year ago, primarily due to lower placements from a major client.

Operating Expenses

      Operating expenses increased by $900,000 for the six months ended December 31, 1994 compared with 1993. The increase was attributable to increases in operating expenses at Transworld Systems and Allied Bond that were in line with their respective increases in operating revenues, partially offset by a decrease in operating expenses at Capital Credit. The decrease in operating expenses at Capital Credit reflects lower compensation and collection costs, both of which decreased at a rate proportionally greater than the decrease in operating revenues at Capital Credit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased by $724,000 for the six months ended December 31, 1994 compared with 1993. The increase was attributable to an increase in Corporate office expenses, partially offset by decreases at Transworld Systems, Capital Credit and Allied Bond. The increase in Corporate office expenses primarily resulted from approximately $600,000 of legal fees related to discontinued operations of the Company and, to a lesser extent, increased deferred compensation expense. In the first six months of fiscal 1994 such legal fees were charged against reserves established for discontinued operations of the Company.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense decreased by $129,000 for the six months ended December 31, 1994 compared with the six months ended December 31, 1993. The decrease was due to decreases at Allied Bond and Transworld Systems, partially offset by an increase in depreciation expense at Capital Credit.

OPERATING INCOME

      Operating income increased to $4,040,000 for the six months ended December 31, 1994 from $2,965,000 for the six months ended December 31, 1993 due to increases at Transworld Systems, Allied Bond and Capital Credit, partially offset by higher legal fees related to discontinued operations of the Company and, to a lesser extent, increased deferred compensation expenses at the Corporate office. Transworld Systems reported a 21% increase in operating income to $6,680,000, before amortization of goodwill, compared with $5,525,000 a year ago and an operating margin in excess of 22% for the first six months of fiscal 1995. Allied Bond reported an increase in operating income, compared with a year ago, after absorbing the amortization of goodwill and depreciation expense related to its acquisition and Capital Credit operated profitably during the first six months of fiscal 1995 compared to an operating loss of approximately $600,000 a year ago.


INTEREST EXPENSE AND INTEREST INCOME

      Interest expense increased by $172,000 for the six months ended December 31, 1994 compared with December 31, 1993 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $184,000 for the six months ended December 31, 1994 compared with a year ago, due to higher average short-term interest rates.

      During the six months ended December 31, 1994, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits. During the six months ended December 31, 1993, the Company primarily invested in U.S. government securities with short-term maturities and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate was 43% for the six months ended December 31, 1994 and 41% for the six months ended December 31, 1993. The increase is primarily the result of increased state income taxes. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective July 1, 1993. Although the change in accounting for income taxes did not have a material effect on "Income before cumulative effect of change in accounting for income taxes" for the six months ended December 31, 1993, the cumulative effect of the change increased net income by $1,068,000, or $.17 per share.

THREE MONTHS ENDED DECEMBER 31, 1994 VS. THREE MONTHS ENDED DECEMBER 31, 1993

OPERATING REVENUES

      Operating revenues increased to $23,917,000 for the three months ended December 31, 1994 compared with $21,760,000 for the three months ended December 31, 1993. Revenues at Transworld Systems, Inc. were $14,560,000 compared with $12,678,000 a year ago. Transworld Systems increase in revenues is partially due to an acceleration of customer orders prior to a scheduled price increase for its fixed-fee letter service in the second quarter of fiscal 1995. The Transworld Systems price increase was in response to the United States postal rate increase that took effect on January 1, 1995. Revenues at Allied Bond increased by 9% during the current fiscal quarter, while revenues at Capital Credit decreased by approximately $300,000 compared with results a year ago, primarily due to lower placements from a major client.

OPERATING EXPENSES

      Operating expenses increased by $1,147,000 for the three months ended December 31, 1994 compared with 1993. The increase was attributable to increases in operating expenses at Transworld Systems and Allied Bond that were in line with their respective increases in operating revenues, partially offset by a decrease in operating expenses at Capital Credit. The decrease in operating expenses at Capital Credit reflects lower compensation and collection costs, both of which decreased at a rate proportionally greater than the decrease in operating revenues at Capital Credit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased by $300,000 for the three months ended December 31, 1994 compared with 1993. The increase was attributable to an increase in Corporate office expenses, partially offset by decreases at Capital Credit and Allied Bond. Selling, general and administrative expenses at Transworld Systems were essentially unchanged in the second fiscal quarter of 1995 compared with a year ago. The increase in Corporate office expenses primarily resulted from approximately $300,000 of legal fees related to discontinued operations of the Company and, to a lesser extent, increased deferred compensation expense. In the second quarter of fiscal 1994 such legal fees were charged against reserves established for discontinued operations of the Company.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense decreased by $88,000 for the three months ended December 31, 1994 compared with the three months ended December 31, 1993. The decrease was due to decreases at Allied Bond and Transworld Systems, partially offset by an increase in depreciation expense at Capital Credit.

OPERATING INCOME

      Operating income increased to $2,300,000 for the three months ended December 31, 1994 from $1,502,000 for the three months ended December 31, 1993 due to increases at Transworld Systems, Allied Bond and Capital Credit, partially offset by higher legal fees related to discontinued operations of the Company and, to a lesser extent, increased deferred compensation expenses at the Corporate office. Transworld Systems reported a 29% increase in operating income to $3,532,000, before amortization of goodwill, compared with $2,732,000 a year ago and an operating margin in excess of 23% in the second quarter of fiscal 1995. Allied Bond reported an increase in operating income, compared with a year ago, after absorbing the amortization of goodwill and depreciation expense related to its acquisition and Capital Credit operated profitably during the second quarter of fiscal 1995 compared to an operating loss of approximately $200,000 a year ago.


INTEREST EXPENSE AND INTEREST INCOME

      Interest expense increased by $117,000 for the three months ended December 31, 1994 compared with December 31, 1993 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $124,000 for the three months ended December 31, 1994 compared with a year ago, due to higher average short-term interest rates.

      During the three months ended December 31, 1994, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits. During the three months ended December 31, 1993, the Company primarily invested in U.S. government securities with short-term maturities and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate was 43% for the three months ended December 31, 1994 and 41% for the three months ended December 31, 1993. The increase is primarily the result of increased state income taxes.

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS:

In addition to the continuing environmental clean-up efforts and other matters described below, the Company and certain subsidiaries are parties to a number of lawsuits arising in the ordinary course of business.

In June 1991, two stockholder class actions were brought, and then consolidated, against the Company, Capital Credit, certain directors and current and former executive officers of the Company, and certain former directors and officers of Capital Credit, seeking damages under the securities laws in connection with the misstatement by the Company of certain quarterly financial statements in fiscal 1990 and 1991. The Company and the individual defendants denied any and all wrongdoing or liability and vigorously defended the action. In order to end the substantial expense and distraction of continued litigation, the Company settled the action, which settlement has been approved by the court. All claims against the Company and the other defendants have been dismissed with prejudice. The settlement will not exceed $1,500,000 with the Company and its insurer each paying one-half of the settlement amount and related legal costs. That portion of the settlement amount that is not covered by insurance will be charged against existing reserves, substantially all of which had been recorded in prior fiscal years.

In a lawsuit brought in 1993 by three individuals engaged by Transworld Systems as independent contractors, in which it was alleged that Transworld Systems had improperly treated the plaintiffs as independent contractors rather than employees, all of the asserted claims have been dismissed by the Court with prejudice.

Some of the same persons and others have also brought suit against Transworld Systems and certain of its directors and officers, alleging breach of contract and mental distress as a result of Transworld Systems' failure to supply plaintiffs with copies of a monthly publication distributed by Transworld Systems. One person has also brought suit alleging wrongful termination. The claims in this action against Transworld Systems have been reviewed by counsel and, based upon their assessment, management has concluded that the claims are without merit.

Based on current estimates and information, the Company does not believe that the ultimate resolution of the above legal matters will have a material adverse impact on the Company's overall financial condition or future results of operations.

ENVIRONMENTAL

Current commercial operations of the Company and its subsidiaries do not involve activities affecting the environment. However, the Company is a party in several pending environmental proceedings involving the federal Environmental Protection Agency and comparable state agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries for which the Company has potential continuing responsibility.

One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be DE MINIMUS (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although legally joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by an inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. The Company has recorded what it believes to be a reasonable reserve for this potential liability.

The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or a subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of solvent responsible parties has completed an extensive investigation of the site under a consent order with the Environmental Protection Agency and submitted Remedial Investigation and Feasibility Study Reports to the Environmental Protection Agency, which outline a range of various remedial alternatives for the site.
The actual costs associated with the remedial actions to be taken at the site cannot be determined until a Record of Decision is issued by the Environmental Protection Agency. Although it disputes liability because of the prior settlement, the Company may be exposed to additional substantial liability.
This and some of the other sites involving the Company or a subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. No significant expenses related to environmental matters were recorded by the Company during the six months ended December 31, 1994 or the three years ended June 30, 1994 due to the adequacy of previously recorded reserve balances. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information, subject to the outcome of the aforementioned matter involving the site where a settlement with the federal government has been reopened. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to earnings.

OTHER

The Company sold the assets and business of its Gichner Systems Group (the "Division") to Gichner Systems Group, Inc. (the "Purchaser") in 1989. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with government contracts negotiated prior to the sale. After investigation, those of the former officers who were then working for the Purchaser were terminated for cause, and the Company and the Purchaser have tendered to the Department of Defense a report of the results of their investigation to date. In addition to possible civil proceedings by the government, the U.S. Department of Justice is investigating this matter and could institute criminal proceedings against the Company as a result of the prior actions of the aforementioned former officers of the Division. There are a number of variables which could reduce or increase the Company's liability, if any, to the government and therefore it is not possible at this time to quantify the impact, if any, on future results of operations. The Purchaser has also made claims against the Company based on provisions in the purchase agreement. The Purchaser claims that the Company is required to indemnify Purchaser for all costs and expenses related to this matter which are incurred by Purchaser as a result of actions taken by former Division employees of the Company prior to the sale of the Division to the Purchaser. The Company has denied liability to the Purchaser. Two former officers of the Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Division. The Company does not currently anticipate that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

The Defense Contract Audit Agency has also raised the issue of its right to recapture gain on depreciated items involved in the sale of the assets of the Division. The Company has denied liability, and this matter has been dormant since 1990.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


      On November 17, 1994, the Company held its Annual Meeting of Stockholders. The following matters were voted on and approved by the stockholders:

      (1) Messrs. William B. Hewitt, Robert A. Kerr and Stuart J. Northrop were re-elected to the Board of Directors and Messrs.
            Melvin L. Cooper, John E. Angle, Gordon S. Dunn, James C. Miller III and Herbert R. Silver continued to serve as members of the Board of Directors after the meeting.


                                      Votes     Votes      Votes      Broker
                                       For     Against   Abstaining  Non-Votes
                                       ---     -------   ----------  ---------
      (2)   Proposal to approve the
            adoption of the 1994
            Incentive Stock Plan     2,742,713  874,035   623,662     938,892


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)   EXHIBITS:

      Exhibit No. 11
      Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)


(b)   REPORTS ON FORM 8-K:

      There were no reports on Form 8-K filed for the three months ended December 31, 1994.


                             THE UNION CORPORATION AND SUBSIDIARIES                                                          Item 6

         Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)                                         Exhibit 11
                        (Dollars in thousands, except per share amounts)

                                                                           Six Months Ended December 31
                                              -------------------------------------------------------------------------------------

                                                                  1994                                      1993
                                              -------------------------------------------- ----------------------------------------

                                                              Income                                      Income
                                                Number of     Net of      Per Share        Number of      Net of       Per Share
                                                 Shares        Taxes       Amount           Shares         Taxes        Amount
                                                ---------     ------      ---------        ---------      ------       ---------

Primary Earnings:
  Average common shares (based
   on weighted average number
   of shares outstanding)                       5,536,814                                  6,224,256

  Common stock equivalents
   (stock options)                                102,339                                     91,030
                                                ---------                                  ---------

  Income before cumulative effect
   of change in accounting for
   income taxes                                 5,639,153     $2,221        $.39           6,315,286     $1,652         $.26
                                                ---------                                  ---------
                                                ---------                                  ---------
  Cumulative effect of change in
   accounting for income taxes                      -            -            -            6,315,286      1,068          .17
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------                                  ---------
  Net income                                    5,639,153     $2,221        $.39           6,315,286     $2,720         $.43
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------      -----         ---           ---------      -----          ---


Fully Diluted Earnings:
  Average common shares (based
    on weighted average number
    of shares outstanding)                      5,536,814                                  6,224,256

  Common stock equivalents
   (stock options)                                134,244                                     98,605
                                                ---------                                  ---------

  Income before cumulative effect
    of change in accounting for
    income taxes                                5,671,058     $2,221        $.39           6,322,861     $1,652         $.26
                                                ---------                                  ---------
                                                ---------                                  ---------

  Cumulative effect of change in
    accounting for income taxes                     -            -            -            6,322,861      1,068          .17
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------      -----         ---           ---------      -----          ---

  Net income                                    5,671,058     $2,221        $.39           6,322,861     $2,720         $.43
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------      -----         ---           ---------      -----          ---


                          THE UNION CORPORATION AND SUBSIDIARIES                                                          Item 6

      Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)                                         Exhibit 11

                        (Dollars in thousands, except per share amounts)


                                                                    Three Months Ended December 31
                                                --------------------------------------------------------------------------------
                                                                1994                                      1993
                                                -----------------------------------        -------------------------------------
                                                              Income                                      Income
                                                Number of     Net of      Per Share        Number of      Net of       Per Share
                                                 Shares        Taxes       Amount           Shares         Taxes        Amount
                                                ---------     ------      ---------        ---------      ------       ---------
Primary Earnings:
 Average common shares (based
  on weighted average number
  of shares outstanding)                        5,535,340                                  6,202,755

 Common stock equivalents
  (stock options)                                 140,410                                     96,329
                                                ---------                                  ---------

  Income before cumulative effect
    of change in accounting for
    income taxes                                5,675,750     $1,271        $.22           6,299,084     $  838         $.13
                                                ---------                                  ---------
                                                ---------                                  ---------
  Cumulative effect of change in
    accounting for income taxes                     -            -            -                  -           -             -
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------      -----         ---           ---------      -----          ---
  Net income                                    5,675,750     $1,271        $.22           6,299,084     $  838         $.13
                                                ---------      -----         ---           ---------      -----          ---



Fully Diluted Earnings:
  Average common shares (based
    on weighted average number
    of shares outstanding)                      5,535,340                                  6,202,755

  Common stock equivalents
   (stock options)                                140,410                                    100,310
                                                ---------                                  ---------
  Income before cumulative effect
    of change in accounting for
    income taxes                                5,675,750     $1,271        $.22           6,303,065     $  838         $.13
                                                ---------                                  ---------
                                                ---------                                  ---------
  Cumulative effect of change in
    accounting for income taxes                     -            -            -                  -          -             -
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------      -----         ---           ---------      -----          ---

  Net income                                    5,675,750     $1,271        $.22           6,303,065     $  838         $.13
                                                ---------      -----         ---           ---------      -----          ---
                                                ---------      -----         ---           ---------      -----          ---

                                           SIGNATURES
                                           ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE UNION CORPORATION
                                                     (Registrant)



Date:  February 13, 1995                By:  Melvin L. Cooper
                                             -----------------------------------
                                             Melvin L. Cooper
                                             Chairman of the Board and President
                                             (Chief Executive Officer)



Date:  February 13, 1995                By:  Nicholas P. Gill
                                             -----------------------------------
                                             Nicholas P. Gill
                                             Treasurer and Secretary
                                             (Chief Financial Officer)