Form 10-Q/A
UNION CORP
filed 1995-03-31
CIK 100817

                               SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C.  20549

                                        FORM 10-Q/A No. 1

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

   5,580,617    Common shares were outstanding as of   February 8, 1995
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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
      (As amended on March 30, 1995 to include Exhibit No. 27)

(a)   EXHIBITS:

      Exhibit No. 11
      Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)

      Exhibit No. 27
      Financial Data Schedule

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

                                                     THE UNION CORPORATION
                                                     (Registrant)


Date:  March 30, 1995                   By:  Melvin L. Cooper
                                             -----------------------------------
                                             Melvin L. Cooper
                                             Chairman of the Board and President
                                             (Chief Executive Officer)


Date:  March 30, 1995                   By:  Nicholas P. Gill
                                             -----------------------------------
                                             Nicholas P. Gill
                                             Treasurer and Secretary
                                             (Chief Financial Officer)