Form 10-Q
period 1995-03-31
UNION CORP
filed 1995-05-15
CIK 100817

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


[ x ]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

[   ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarter Ended   March 31, 1995             Commission File Number 1-5371
                       ----------------                                  -------

                             The Union Corporation
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                       25-0848970
- -----------------------                  --------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


         145 Mason Street, Greenwich, CT             06830
     ---------------------------------------       ---------
     (Address of principal executive offices)      (Zip Code)


                                 (203) 629-0505
               ---------------------------------------------------
               (Registrant's telephone number, including area code)


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X               NO
                          --------               ---------

   5,580,617    Common shares were outstanding as of     May 8, 1995
   ---------                                             -----------

                     THE UNION CORPORATION AND SUBSIDIARIES

        Index to Condensed Consolidated Financial Statements and Exhibits


                                                                  PAGE

Part I. Financial Information:

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets,
                March 31, 1995 (Unaudited) and
                June 30, 1994                                     3

                Condensed Consolidated Statements of
                Operations (Unaudited), for the Nine Months
                Ended March 31, 1995 and 1994                     4

                Condensed Consolidated Statements of
                Operations (Unaudited), for the Three Months
                Ended March 31, 1995 and 1994                     5

                Condensed Consolidated Statements of
                Cash Flows (Unaudited), for the Nine Months
                Ended March 31, 1995 and 1994                     6

                Condensed Consolidated Statement of
                Shareholders' Equity (Unaudited), for the
                Nine Months Ended March 31, 1995                  7

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)                          8 - 10


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                     11 - 16

Part II. Other Information:

        Item 1. Legal Proceedings                              17 - 19

        Item 6. Exhibits and Reports on Form 8-K               20 - 22

        Signatures                                               23

                     THE UNION CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  March 31, 1995 (Unaudited) and June 30, 1994
                                 (In thousands)


                                                        March 31,   June 30,
                                                          1995        1994
                                                        ---------   --------
         ASSETS
         ------
Current assets:
  Cash                                                  $ 13,090    $ 11,579
  Short-term investments, at cost,
    which approximates market                             20,589      22,600
  Accounts receivable, trade, less allowance
    for doubtful accounts of $610 and $552                 5,529       4,660
  Prepaid expenses and other current assets                5,420       3,846
                                                        ---------   --------

    Total current assets                                  44,628      42,685

Property, plant and equipment, net                         9,622      10,812
Cost of intangible assets from businesses acquired,
  less accumulated amortization of $7,276 and $6,199      50,720      51,603
Other assets and deferred charges                          2,306       2,135
Deferred income taxes                                      2,920       2,960
                                                        ---------   --------
    Total assets                                        $110,196    $110,195
                                                        ---------   --------
                                                        ---------   --------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable                                      $  3,029    $  5,307
  Accrued expenses                                        18,865      13,894
  Income taxes payable                                       249       1,525
  Current portion of long-term debt                          211         204
                                                        ---------   --------
    Total current liabilities                             22,354      20,930

Long-term debt                                            20,817      20,973
Other liabilities                                         12,116      11,291
                                                        ---------   --------
    Total liabilities                                     55,287      53,194
                                                        ---------   --------
Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,521 and 8,476                   4,261      4,238
  Additional paid-in capital                               43,205     43,225
  Retained earnings                                        44,249     45,830
  Less treasury stock, at cost, 2,941 and 2,886 shares    (36,806)   (36,292)
                                                        ---------   --------
    Total shareholders' equity                             54,909     57,001
                                                        ---------   --------
    Total liabilities and shareholders' equity           $110,196   $110,195
                                                        ---------   --------
                                                        ---------   --------

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
                For the Nine Months Ended March 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)


                                                 1995      1994
                                               -------   ---------

Operating revenues                             $71,526     $67,744
                                               -------     -------

Expenses:
  Operating expenses                            46,706      44,380
  Selling, general and administrative expenses  15,205      14,816
  Depreciation and amortization                  3,097       3,331
                                               -------     -------
  Total expenses                                65,008      62,527
                                               -------     -------

Operating income                                 6,518       5,217

Interest expense                                (1,038)       (756)
Interest income                                    870         513
                                               -------     -------
Income from continuing operations
  before income taxes                            6,350       4,974

Provision for income taxes                       2,731       2,049
                                               -------     -------
Income from continuing operations                3,619       2,925

Discontinued operations loss provision
  (net of tax benefit of $2,800)                (5,200)        --
                                               -------     -------

Income (loss) before cumulative effect of
  change in accounting for income taxes         (1,581)      2,925

Cumulative effect of change in accounting
  for income taxes                                 --        1,068
                                               -------     -------

Net income (loss)                              $(1,581)    $ 3,993
                                               -------     -------
                                               -------     -------
Primary and fully diluted income per common
  share:
  Income from continuing operations            $   .64     $   .47
  Discontinued operations loss provision          (.92)        --
  Cumulative effect of change in accounting
    for income taxes                               --          .17
                                               -------     -------
  Net income (loss)                            $  (.28)    $   .64
                                               -------     -------
                                               -------     -------
Average number of common and common
  equivalent shares outstanding:
    Primary                                  5,649,016   6,288,499
    Fully diluted                            5,659,339   6,288,499



                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)


                                                 1995         1994
                                               -------      -------
Operating revenues                             $24,240      $23,028
                                               -------      -------
Expenses:
  Operating expenses                            16,035       14,609
  Selling, general and administrative expenses   4,718        5,053
  Depreciation and amortization                  1,009        1,114
                                               -------      -------
  Total expenses                                21,762       20,776
                                               -------      -------

Operating income                                 2,478        2,252

Interest expense                                  (366)        (256)
Interest income                                    341          168
                                               -------      -------
Income from continuing operations
  before income taxes                            2,453        2,164

Provision for income taxes                       1,055          891
                                               -------      -------
Income from continuing operations                1,398        1,273

Discontinued operations loss provision
  (net of tax benefit of $2,800)                (5,200)        --
                                               -------      -------
Income (loss) before cumulative effect of
  change in accounting for income taxes         (3,802)       1,273

Cumulative effect of change in accounting
  for income taxes                                --           --
                                               -------      -------

Net income (loss)                              $(3,802)     $ 1,273
                                               -------      -------
                                               -------      -------

Primary and fully diluted income per common
  share:
  Income from continuing operations            $   .25      $   .20
  Discontinued operations loss provision          (.92)        --
  Cumulative effect of change in accounting
    for income taxes                               --          --
                                               -------      -------
  Net income (loss)                            $  (.67)     $   .20
                                               -------      -------
                                               -------      -------


Average number of common and common
  equivalent shares outstanding:
    Primary                                   5,668,867   6,233,866
    Fully diluted                             5,668,867   6,233,866


                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                For the Nine Months Ended March 31, 1995 and 1994
                                 (In thousands)

                                                  1995      1994
                                               --------  --------
Cash Flows From Operating Activities:
Net income (loss)                              $ (1,581) $  3,993
Adjustments to reconcile income (loss)
    to net cash provided by operations:
  Discontinued operations loss provision,
    net of tax benefit                            5,200      --
  Cumulative effect of change in accounting
    for income taxes                                --     (1,068)
  Depreciation and amortization                   3,097     3,331
  Deferred compensation expense                     626       436
  Provision for doubtful accounts                    88        15
  Deferred income tax provision                   1,171     1,113
  Changes in assets and liabilities:
    Accounts receivable -- (increase) decrease     (957)      570
    Prepaid expenses and other current assets
      -- decrease                                    95       425
    Other assets and deferred charges --
      (increase)                                   (171)       (3)
    Accounts payable and accrued expenses --
      increase (decrease)                           323      (396)
    Income taxes payable -- (decrease)           (1,276)     (375)
    Other liabilities -- (decrease)              (2,601)   (1,296)
                                               --------  --------
Net cash provided by operating activities         4,014     6,745
                                               --------  --------

Cash Flows From Investing Activities:
  Capital expenditures                             (833)     (800)
  Additional purchase price related to the
    purchase of Allied Bond & Collection Agency    (194)     (189)
  Other                                               3        14
                                               --------  --------
Net cash (used by) investing activities          (1,024)     (975)
                                               --------  --------

Cash Flows From Financing Activities:
  Principal payments on long-term debt              (74)      (70)
  Principal payments on capital lease
    obligations                                     (75)      (83)
  Other                                               3        --
  Purchase of treasury stock, at cost            (3,344)   (1,325)
                                               --------  --------
Net cash (used by) financing activities          (3,490)   (1,478)
                                               --------  --------

Net (decrease) increase in cash and short-term
  investments                                      (500)    4,292

Cash and short-term investments at June 30       34,179    30,829
                                               --------  --------
Cash and short-term investments at March 31    $ 33,679  $ 35,121
                                               --------  --------
                                               --------  --------

Supplemental disclosures of cash flow
  information:
  Interest paid                                $    924  $    688
  Income taxes paid                               2,836     1,097

Supplemental disclosure of noncash investing
  and financing activities:
    Capitalized equipment lease obligations    $   --    $    184
    Accrued liability for treasury stock
    purchases                                      --       1,106



                     THE UNION CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                   For the Nine Months Ended March 31, 1995
                             (Dollars in thousands)


                                            Additional
                                 Common       paid-in    Retained    Treasury
                                  stock       capital    earnings      stock
                                -------     ----------   --------    ---------
Balance at June 30, 1994        $ 4,238      $ 43,225    $ 45,830    $(36,292)

Net income                         --            --           950          --

Purchase of treasury stock,
  at cost (55,200 shares)          --            --           --         (514)
                                -------     ----------   --------    ---------
Balance at September 30, 1994     4,238        43,225      46,780     (36,806)

Net income                         --            --         1,271          --
                                -------     ----------   --------    ---------
Balance at December 31, 1994      4,238        43,225      48,051     (36,806)

Exercise of stock options
  (45,277 shares, net)               23           (20)        --           --

Net (loss)                         --            --        (3,802)         --
                                -------     ----------   --------    ---------

Balance at March 31, 1995       $ 4,261      $ 43,205    $ 44,249    $(36,806)
                                -------     ----------   --------    ---------
                                -------     ----------   --------    ---------

During the quarter ended March 31, 1995, an option was exercised to purchase 69,000 shares of common stock of the Company and the optionee elected to pay for these shares by surrendering 23,723 shares of common stock of the Company, previously owned by the optionee, that had a fair market value on the date of exercise equal to the exercise price.

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


1. ACCOUNTING CHANGE - ACCOUNTING FOR INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective July 1, 1993. Although the change in accounting for income taxes did not have a material effect on "Income before cumulative effect of change in accounting for income taxes" for the nine months ended March 31, 1994, the cumulative effect of the change increased net income by $1,068,000, or $.17 per share.

2. DISCONTINUED OPERATIONS

     The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) or $.92 loss per share during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding previously reported matters involving the Company's former Gichner Systems Group division (the "Division") and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three and nine months ended March 31, 1995. The Condensed Consolidated Balance Sheet at March 31, 1995 includes "Accrued expenses" of $5,200,000 and "Other liabilities" of $2,800,000 comprising the $8,000,000 loss provision.

     The Company sold the assets and business of the Division to Gichner Systems Group, Inc. (the "Purchaser") in 1989 and, accordingly, reflected the Division as a discontinued operation in the Company's Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with government contracts negotiated prior to the sale. After investigation, those of the former officers who where then working for the Purchaser were terminated for cause, and the Company and Purchaser have tendered to the Department of Defense a report of the results of their investigation. In addition to civil proceedings, it is possible the government could institute criminal proceedings against the Company as a result of the prior actions of the former officers of the Division. The Purchaser has also made claims, allegedly based on provisions in the purchase agreement, that the Company is required to indemnify Purchaser for all damages, costs and expenses related to this matter which are incurred by Purchaser as a result of actions taken by former Division employees of the Company prior to the sale of the Division to the Purchaser. The Company has denied liability to the Purchaser.

     Two former officers of the Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Division.

     The $8,000,000 loss provision includes an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which are expected to be incurred as a result of government claims for this matter and the estimated legal costs to defend the Company against the claims asserted by the Purchaser. Although the Company does not anticipate that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, there are a number of variables which could reduce or increase the Company's current estimate of its liability to the government.

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

     One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be DE MINIMUS (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although legally joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by an inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. The Company has recorded what it believes to be a reasonable estimate of its potential liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of the site under a consent order with the Environmental Protection Agency and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the Environmental Protection Agency, which outline a range of various remedial alternatives for the site. The Company's environmental counsel recently retained two environmental consulting firms to review and evaluate the Reports. The preliminary findings of these consulting firms, which were received during the quarter, indicate that many of the assumptions, purported facts and conclusions contained in the Reports are flawed. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision includes a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters includes the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the Environmental Protection Agency. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or a subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. No significant expenses related to environmental matters were recorded by the Company during the three years ended June 30, 1994 due to the adequacy of previously recorded reserve balances based on prior available information. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to earnings.

     The $8,000,000 loss provision also includes approximately $500,000 of costs incurred by the Company during the quarter ended March 31, 1995 for the aforementioned Gichner Systems Group and environmental matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remained very strong and liquid at March 31, 1995 with cash and short-term investments totaling $33,679,000, working capital of $22,274,000 and net worth of $54,909,000. During the nine months ended March 31, 1995, the net cash provided by operating activities was $4,014,000 compared to $6,745,000 a year ago. The decline in net cash provided by operating activities in the first nine months of fiscal 1995 was principally attributable to an increase of $1,739,000 in income taxes paid, an increase of $272,000 in cash outflows charged against Capital Credit Corporation's ("Capital Credit") restructuring provision, principally related to the relocation of its headquarters, and an increase of approximately $675,000 in disbursements principally related to legal matters involving the Company's discontinued operations. The Company's capital spending during the nine months ended March 31, 1995 principally represents costs related to the purchase of computer, telecommunications and office equipment and was comparable to that of a year ago.

     During the nine month periods ended March 31, 1995 and 1994 the Company purchased, with available funds, 55,200 shares and 211,800 shares, respectively, of its common stock for approximately $514,000 and $2,431,000, respectively.
The Company also paid $2,830,000 in July 1994 for 290,600 shares of its common stock that was purchased in June 1994. As of May 8, 1995, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

     In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond"), a business engaged in providing collection services on a contingency fee basis throughout the United States, for an initial purchase price of approximately $40,300,000, which includes acquisition related costs. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of March 31, 1995, approximately $572,000 of such contingent payments have been made.
The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank which was scheduled to convert to a three year term loan on December 31, 1994 (the "Credit Agreement"). During fiscal 1995 the bank extended the revolving line of credit until December 31, 1996, at which time the revolving line of credit will convert to a three year term loan.

     Under the new terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1996 must be repaid by the Company in twelve quarterly installments commencing March 31, 1997 and ending December 31, 1999. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1996, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. At March 31, 1995 the interest rate, which is reset periodically, on the revolving term loan was approximately 7%. As of May 8, 1995, the Company was contingently liable for outstanding letters of credit aggregating approximately $1,621,000 which reduced the amount available for letters of credit under the Credit Agreement to approximately $3,379,000.

     Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at March 31, 1995 was approximately $3,000,000, which amount is included in "Other liabilities" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement. The discounted net present value of the aggregate consulting fees was approximately $2,000,000 at March 31, 1995, which will be expensed as the services are rendered.

     The Company and certain subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this report. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon available data. The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding previously reported matters involving the Company's former Gichner Systems Group division and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three and nine months ended March 31, 1995. The Condensed Consolidated Balance Sheet at March 31, 1995 includes "Accrued expenses" of $5,200,000 and "Other liabilities" of $2,800,000 comprising the $8,000,000 loss provision.

     Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to above are adequate, based on current information. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to earnings. The Company does not currently anticipate that the resolution of the Legal Proceedings and the Other matters described in Part II, Item 1 of this report will have a material adverse impact on the Company's overall financial condition, given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 17 will have a material adverse impact on the Company's future results of operations.

     Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.

NINE MONTHS ENDED MARCH 31, 1995 VS. NINE MONTHS ENDED MARCH 31, 1994

OPERATING REVENUES

     Operating revenues increased to $71,526,000 for the nine months ended March 31, 1995 compared with $67,744,000 for the nine months ended March 31, 1994. Revenues at Transworld Systems, Inc. ("Transworld Systems") were $42,028,000 compared with $39,233,000 a year ago. Transworld Systems increase in revenues is partially due to an acceleration of customer orders prior to a scheduled price increase for its fixed-fee letter service in the second quarter of fiscal 1995. The Transworld Systems price increase was in response to the United States postal rate increase that took effect on January 1, 1995. Revenues at Allied Bond increased by 7% during the first nine months of fiscal 1995, while revenues at Capital Credit decreased by approximately $400,000 compared with results a year ago, primarily due to lower placements from a major client.

OPERATING EXPENSES

     Operating expenses increased by $2,326,000 for the nine months ended March 31, 1995 compared with 1994. The increase was attributable to increases in operating expenses at Transworld Systems and Allied Bond that were generally in line with their respective increases in operating revenues, partially offset by a decrease in operating expenses at Capital Credit. The decrease in operating expenses at Capital Credit reflects lower compensation and collection costs, both of which decreased at a rate proportionally greater than the decrease in operating revenues at Capital Credit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $389,000 for the nine months ended March 31, 1995 compared with 1994. The increase was attributable to an increase in Corporate office expenses, partially offset by decreases at Transworld Systems, Capital Credit and Allied Bond. The increase in Corporate office expenses primarily resulted from an increase of approximately $400,000 of legal fees related to discontinued operations of the Company and increased deferred compensation expense. During the three months ended March 31, 1995 such legal fees were included in the $8,000,000 pretax loss provision recorded during the current fiscal quarter for discontinued operations of the Company (See Note 2). In the first six months of fiscal 1994 such legal fees were charged against reserves previously established for discontinued operations of the Company, while during the three months ended March 31, 1994 such legal fees were included in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased by $234,000 for the nine months ended March 31, 1995 compared with the nine months ended March 31, 1994. The decrease was due to decreases at Allied Bond and Transworld Systems, partially offset by an increase in depreciation expense at Capital Credit.

OPERATING INCOME

     Operating income increased to $6,518,000 for the nine months ended March 31, 1995 from $5,217,000 for the nine months ended March 31, 1994 due to increases at Transworld Systems, Allied Bond and Capital Credit, partially offset by higher legal fees related to discontinued operations of the Company and increased deferred compensation expenses at the Corporate office. Transworld Systems reported a 14% increase in operating income to $9,453,000, before amortization of goodwill, compared with $8,280,000 a year ago and an operating margin of 22%, after amortization of goodwill, for the first nine months of fiscal 1995. Allied Bond reported an increase in operating income, compared with a year ago, after absorbing the amortization of goodwill and depreciation expense related to its acquisition and Capital Credit operated profitably during the first nine months of fiscal 1995 compared to an operating loss of approximately $500,000 a year ago.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense increased by $282,000 for the nine months ended March 31, 1995 compared with March 31, 1994 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $357,000 for the nine months ended March 31, 1995 compared with a year ago, due to higher average short-term interest rates.

     During the nine months ended March 31, 1995, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits. During the nine months ended March 31, 1994, the Company primarily invested in U.S. government securities with short-term maturities and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate for continuing operations was 43% for the nine months ended March 31, 1995 and 41% for the nine months ended March 31, 1994. The increase is primarily the result of increased state income taxes. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective July 1, 1993. Although the change in accounting for income taxes did not have a material effect on "Income before cumulative effect of change in accounting for income taxes" for the nine months ended March 31, 1994, the cumulative effect of the change increased net income by $1,068,000, or $.17 per share.

DISCONTINUED OPERATIONS LOSS PROVISION

     The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) or $.92 loss per share during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding previously reported matters involving the Company's former Gichner Systems Group division and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the nine months ended March 31, 1995.

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

OPERATING REVENUES

     Operating revenues increased to $24,240,000 for the three months ended March 31, 1995 compared with $23,028,000 for the three months ended March 31, 1994 as a result of increased revenues at Transworld Systems, Allied Bond and Capital Credit. Revenues at Transworld Systems, Inc. were $13,497,000 compared with $13,072,000 a year ago. Revenues at Allied Bond and Capital Credit increased 7% and 10%, respectively, during the current fiscal quarter compared to a year ago.

OPERATING EXPENSES

     Operating expenses increased by $1,426,000 for the three months ended March 31, 1995 compared with 1994. The increase was attributable to increases in operating expenses at Transworld Systems, Allied Bond and Capital Credit and principally reflects increased volume and mailing costs for Transworld Systems' letter service and higher compensation costs at Allied Bond. All other operating expenses at Transworld Systems and Allied Bond increased generally in line with their respective increases in operating revenues. The increased operating expenses at Capital Credit were generally in line with their increase in operating revenues.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $335,000 for the three months ended March 31, 1995 compared with 1994. The decrease was attributable to decreases at Transworld Systems, Capital Credit and the Corporate office. Selling, general and administrative expenses at Allied Bond were essentially unchanged in the third fiscal quarter of 1995 compared with a year ago. The decrease in Corporate office expenses primarily resulted from a reduction in legal fees related to discontinued operations of the Company, partially offset by increased compensation expense. Approximately $200,000 of such legal fees were included in selling, general and administrative expenses for the three months ended March 31, 1994 while in the third quarter of fiscal 1995 such legal fees were included in the $8,000,000 pretax loss provision recorded during the current fiscal quarter for discontinued operations of the Company (See Note 2).

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased by $105,000 for the three months ended March 31, 1995 compared with the three months ended March 31, 1994. The decrease was due to decreases at Transworld Systems, Allied Bond and Capital Credit.

OPERATING INCOME

     Operating income increased to $2,478,000 for the three months ended March 31, 1995 from $2,252,000 for the three months ended March 31, 1994 principally due to increases at Capital Credit and, to a lesser extent, at Transworld Systems and a decrease in Corporate office expenses. Transworld Systems reported operating income of $2,773,000, before amortization of goodwill, compared with $2,755,000 a year ago and an operating margin of 20%, after amortization of goodwill, in the third quarter of fiscal 1995. Operating income decreased slightly at Allied Bond in the third quarter of fiscal 1995 compared to a year ago, after absorbing the amortization of goodwill and depreciation expense related to its acquisition.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense increased by $110,000 for the three months ended March 31, 1995 compared with March 31, 1994 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $173,000 for the three months ended March 31, 1995 compared with a year ago, due to higher average short-term interest rates.

     During the three months ended March 31, 1995, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits. During the three months ended March 31, 1994, the Company primarily invested in U.S. government securities with short-term maturities and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate for continuing operations was 43% for the three months ended March 31, 1995 and 41% for the three months ended March 31, 1994. The increase is primarily the result of increased state income taxes.

DISCONTINUED OPERATIONS LOSS PROVISION

     The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) or $.92 loss per share during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding previously reported matters involving the Company's former Gichner Systems Group division and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three months ended March 31, 1995.

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS:

     In addition to the continuing environmental clean-up efforts and other matters described below, the Company and certain subsidiaries are parties to a number of lawsuits arising in the ordinary course of business.

     In June 1991, two stockholder class actions were brought, and then consolidated, against the Company, Capital Credit, certain directors and current and former executive officers of the Company, and certain former directors and officers of Capital Credit, seeking damages under the securities laws in connection with the misstatement by the Company of certain quarterly financial statements in fiscal 1990 and 1991. The Company and the individual defendants denied any and all wrongdoing or liability and vigorously defended the action. In order to end the substantial expense and distraction of continued litigation, the Company settled the action, which settlement has been approved by the court. All claims against the Company and the other defendants have been dismissed with prejudice. The Company and its insurer each paid one-half of the $1,500,000 settlement amount in March 1995. That portion of the settlement amount which was not covered by insurance was charged against existing reserves, all of which had been recorded in prior fiscal years.

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

     One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be DE MINIMUS (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although legally joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by an inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. The Company has recorded what it believes to be a reasonable estimate of its potential liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of the site under a consent order with the Environmental Protection Agency and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the Environmental Protection Agency, which outline a range of various remedial alternatives for the site. The Company's environmental counsel recently retained two environmental consulting firms to review and evaluate the Reports. The preliminary findings of these consulting firms, which were received during the quarter, indicate that many of the assumptions, purported facts and conclusions contained in the Reports are flawed. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the Company has recorded reserves for environmental matters which include the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the Environmental Protection Agency. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or a subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. No significant expenses related to environmental matters were recorded by the Company during the three years ended June 30, 1994 due to the adequacy of previously recorded reserve balances based on prior available information. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to earnings.

OTHER

     The Company sold the assets and business of the Division to Gichner Systems Group, Inc. (the "Purchaser") in 1989. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with government contracts negotiated prior to the sale. After investigation, those of the former officers who where then working for the Purchaser were terminated for cause, and the Company and Purchaser have tendered to the Department of Defense a report of the results of their investigation. In addition to civil proceedings, it is possible the government could institute criminal proceedings against the Company as a result of the prior actions of the former officers of the Division. The Purchaser has also made claims, allegedly based on provisions in the purchase agreement, that the Company is required to indemnify Purchaser for all damages, costs and expenses related to this matter which are incurred by Purchaser as a result of actions taken by former Division employees of the Company prior to the sale of the Division to the Purchaser. The Company has denied liability to the Purchaser.

     Two former officers of the Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Division.

     Although the Company does not anticipate that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, there are a number of variables which could reduce or increase the Company's current estimate of its liability to the government.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)  EXHIBITS:

     Exhibit No. 11
     Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)

     Exhibit No. 27
     Financial Data Schedule


(b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                     THE UNION CORPORATION AND SUBSIDIARIES           Item 6
                                                                      EXHIBIT 11

         Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)
               (Dollars in thousands, except per share amounts)


                                                           Nine Months Ended March 31
                                     ------------------------------------------------------------------
                                                  1995                               1994
                                     -------------------------------    -------------------------------
                                                  Income                            Income
                                     Number of    Net of    Per Share   Number of    Net of   Per Share
                                      Shares       Taxes     Amount       Shares      Taxes     Amount
                                     ---------    ------    ---------   ---------   -------   ---------
PRIMARY EARNINGS:
Average common shares (based
 on weighted average number
 of shares outstanding)              5,550,376                          6,198,933

Common stock equivalents
 (stock options)                        98,640                             89,566
                                     ---------                          ---------
Income from continuing
  operations                         5,649,016   $ 3,619     $.64       6,288,499    $ 2,925     $ .47
                                     ---------                          ---------
                                     ---------                          ---------
Discontinued operations loss
  provision, net of tax              5,649,016    (5,200)    (.92)           --         --         --
                                     ---------   --------    -----      ----------   -------     ------
                                     ---------                          ----------
Income (loss) before cumulative
  effect of change in accounting
  for income taxes                   5,649,016    (1,581)    (.28)      6,288,499      2,925       .47
                                     ---------                          ----------
                                     ---------                          ----------
Cumulative effect of change in
  accounting for income taxes            --          --        --       6,288,499      1,068       .17
                                     ---------   --------    -----      ----------   -------     ------
                                     ---------                          ----------

Net income (loss)                    5,649,016    $(1,581)   $(.28)     6,288,499    $ 3,993     $ .64
                                     ---------   --------    -----      ----------   -------     ------
                                     ---------   --------    -----      ----------   -------     ------


FULLY DILUTED EARNINGS:

Average common shares (based
  on weighted average number
  of shares outstanding)             5,550,376                          6,198,933

Common stock equivalents
  (stock options)                      108,963                             89,566
                                     ---------                          ---------
Income from continuing
  operations                         5,659,339    $ 3,619    $.64       6,288,499    $ 2,925      $.47
                                     ---------                          ---------
                                     ---------                          ---------
Discontinued operations loss
  provision, net of tax              5,659,339     (5,200)   (.92)          --         --          --
                                     ---------   --------    -----      ----------   -------     ------
                                     ---------                          ----------
Income (loss) before cumulative
  effect of change in accounting
  for income taxes                   5,659,339     (1,581)   (.28)      6,288,499      2,925       .47
                                     ---------                          ---------
                                     ---------                          ---------
Cumulative effect of change in
  accounting for income taxes            --           --       --       6,288,499      1,068       .17
                                     ---------   --------    -----      ----------   -------     ------
                                     ---------                          ----------

Net income (loss)                    5,659,339    $(1,581)   $(.28)     6,288,499    $ 3,993      $.64
                                     ---------   --------    -----      ----------   -------     ------
                                     ---------   --------    -----      ----------   -------     ------

                                    21

                     THE UNION CORPORATION AND SUBSIDIARIES           Item 6
                                                                      EXHIBIT 11

         Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)
              (Dollars in thousands, except per share amounts)


                                                          Three Months Ended March 31
                                      -------------------------------------------------------------------
                                                   1995                               1994
                                      -------------------------------     -------------------------------
                                                   Income                             Income
                                      Number of    Net of    Per Share    Number of    Net of   Per Share
                                       Shares       Taxes      Amount       Shares     Taxes      Amount
                                      ---------    -------   ---------    ---------    ------   ---------
PRIMARY EARNINGS:

Average common shares (based
 on weighted average number
 of shares outstanding)                5,578,102                          6,147,162

Common stock equivalents
 (stock options)                          90,765                             86,704
                                       ---------                          ---------
Income from continuing
  operations                           5,668,867   $ 1,398    $ .25       6,233,866     $ 1,273     $ .20
                                       ---------                          ---------
                                       ---------                          ---------
Discontinued operations loss
  provision, net of tax                5,668,867    (5,200)    (.92)          --           --         --
                                       ---------    --------   ------     ---------      -------    -----
                                       ---------                          ---------

Income (loss) before cumulative
  effect of change in accounting
  for income taxes                     5,668,867    (3,802)    (.67)      6,233,866       1,273       .20
                                       ---------                          ---------
                                       ---------                          ---------
Cumulative effect of change in
  accounting for income taxes             --           --        --           --           --          --
                                       ---------    --------   ------     ---------      -------    -----
                                       ---------                          ---------

Net income (loss)                      5,668,867    $(3,802)   $(.67)     6,233,866      $ 1,273    $ .20
                                       ---------    --------   ------     ---------      -------    -----
                                       ---------    --------   ------     ---------      -------    -----
FULLY DILUTED EARNINGS:
Average common shares (based
  on weighted average number
  of shares outstanding)               5,578,102                          6,147,162

Common stock equivalents
  (stock options)                         90,765                             86,704
                                       ---------                          ---------
Income from continuing
  operations                           5,668,867    $ 1,398    $ .25      6,233,866      $ 1,273    $ .20
                                       ---------                          ---------
                                       ---------                          ---------
Discontinued operations loss
  provision, net of tax                5,668,867     (5,200)    (.92)         --            --        --
                                       ---------    --------   ------     ---------      -------    -----
                                       ---------                          ---------

Income (loss) before cumulative
  effect of change in accounting
  for income taxes                     5,668,867     (3,802)    (.67)     6,233,866        1,273      .20
                                       ---------                          ---------      -------    -----
                                       ---------                          ---------
Cumulative effect of change in
  accounting for income taxes              --          --        --           --             --       --
                                       ---------    --------   ------     ---------      -------    -----
                                       ---------                          ---------

Net income (loss)                      5,668,867    $(3,802)   $(.67)     6,233,866      $ 1,273    $ .20
                                       ---------    --------   ------     ---------      -------    -----
                                       ---------    --------   ------     ---------      -------    -----

                                    22

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE UNION CORPORATION
                                           (Registrant)



Date:  May 12, 1995             By:  Melvin L. Cooper
                                    ------------------------------------
                                     Melvin L. Cooper
                                     Chairman of the Board and President
                                     (Chief Executive Officer)



Date:  May 12, 1995             By:  Nicholas P. Gill
                                    ------------------------------------
                                     Nicholas P. Gill
                                     Treasurer and Secretary
                                     (Chief Financial Officer)