Form 10-K405
period 1995-06-30
UNION CORP
filed 1995-09-27
CIK 100817

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995    Commission file number 1-5371

                             THE UNION CORPORATION
             (Exact name of registrant as specified in its charter)

    DELAWARE                                       25-0848970
(State of incorporation)                (I.R.S. Employer Identification No.)

145 MASON STREET, GREENWICH, CONNECTICUT                 06830
(Address of principal executive offices)                (Zip Code)

             REGISTRANT'S TELEPHONE NUMBER (AREA CODE 203) 629-0505

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange on
     Title of each class                            which Registered
     -------------------                        ------------------------

Common Stock, 50 cents par value                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No _____
                                              -----

     As of September 15, 1995 the Company had outstanding 5,580,617 shares of common stock. The aggregate market value (based upon the closing price of these shares on The New York Stock Exchange) of these shares held by nonaffiliates was approximately $82,838,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Annual Report for the year ended June 30, 1995 are incorporated by reference into Parts I and II.

          Portions of the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 16, 1995, are incorporated by reference into Part III. The Company's Proxy Statement will be filed within 120 days after June 30, 1995.

                             THE UNION CORPORATION
                            Form 10-K Annual Report
                    For the Fiscal Year Ended June 30, 1995
                               Table of Contents


                                                                     Page
                                                                     ----

PART I

    Item 1.     Business                                              3
    Item 2.     Properties                                            9
    Item 3.     Legal Proceedings                                    10
    Item 4.     Submission of Matters to a Vote of Security Holders  10


PART II

    Item 5.     Market for the Registrant's Common Stock and
                Related Security Holder Matters                      10
    Item 6.     Selected Financial Data                              10
    Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations        10
    Item 8.     Financial Statements and Supplementary Data          11
    Item 9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure               11


PART III

    Item 10.    Directors and Executive Officers of the Registrant   11
    Item 11.    Executive Compensation                               11
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                       11
    Item 13.    Certain Relationships and Related Transactions       12

PART IV

    Item 14.    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                  12

Part I.
- -------

Item 1.  Business
- -----------------

(A)  General Development of Business
     -------------------------------

    The Union Corporation, which was reincorporated in Delaware in 1986, was formed in 1938. Its principal executive offices are located at 145 Mason Street, Greenwich, Connecticut. When used herein, the "Company" means The Union Corporation and its subsidiaries.

    The Company conducts its business through subsidiaries which are operationally decentralized. Matters pertaining to corporate strategy, policy and finance are managed at Company headquarters.

    The Company's operations are currently comprised of three financial services companies, Transworld Systems, Inc. ("Transworld"), Allied Bond & Collection Agency, Inc. ("Allied Bond") and Capital Credit Corporation ("Capital Credit"), which provide accounts receivable management and related services to a wide range of institutional, commercial, and governmental customers.

(C)  Narrative Description of Business
     ---------------------------------

    The debt collection industry is closely regulated by federal laws such as the Fair Debt Collection Practices Act and similar state laws. The industry is highly competitive and is comprised of companies serving large national accounts and those that concentrate on local accounts in a particular market. The Union Corporation serves both national and local accounts. Accounts are placed for collection based on collection performance, price and service provided.

    The past-due consumer and commercial debt currently outstanding in the United States includes among other obligations bad checks, delinquent credit card and medical bills and uncollected loans and taxes owed to federal, state and local governments. The key to collecting some of this bad debt is "third-party" intervention. As a third party, the collection agency has an advantage because debtors are far more concerned about their credit record when they are contacted by an outside collection agency and, therefore, are more likely to respond positively. The importance of national credit grantors and the increased mobility of delinquent debtors have created a demand for national collection firms like Transworld, Allied Bond and Capital Credit. These companies have the financial and managerial resources to maintain and upgrade sophisticated automated collection systems that operate nationally.

    Although both Allied Bond and Capital Credit have several large customers, and the loss of any one of these customers could have a material adverse effect on their respective results of operations, no customer comprises more than 10% of the Registrant's consolidated revenues.

    Revenues derived from the Company's contingency collection operations have historically been higher in the third and fourth fiscal quarters than those in the first and second fiscal quarters.

    Transworld Systems, Inc.
    ------------------------

    Transworld, headquartered in Rohnert Park, California, offers the combination of both fixed-fee and contingency fee collection services. Transworld has a successful history which is attributable to the strength of its marketing organization, a high recovery rate, cost-effectiveness and quality of service.

    Transworld's system reduces customers' in-house collection costs while providing detailed monthly status reports for accounting and control purposes. Its fixed-fee system, Phase I, is based on contacting the debtor with a series of computer generated collection demands sent by mail. Unlike companies whose revenues are derived from contingency collection, Transworld's Phase I system currently charges a fixed fee ranging from $4.75 to $9.95 per account depending on the number of accounts placed.

    Many customers with small-balance delinquent accounts, ranging between $50 and $100, have found Transworld's Phase I system to be the only economical method of obtaining professional, third-party collection results. Transworld's ability to get clients to make an early assignment of delinquent accounts, usually forty-five to ninety days past-due, is possible because of the low fixed-fee structure and its sophisticated computerized management reporting system. Transworld also offers clients who purchase systems for 500 or more accounts the option to electronically communicate the debtor information that is necessary to initiate collection demands directly to Transworld's computer system. Many clients experience collection costs as low as five to seven percent of the amount collected, while at the same time eliminating a good deal of their normal billing expenses. The combination of low cost and high recovery rates results in a high customer renewal rate.

    Transworld currently has well over 40,000 customers using its services, from small companies that may purchase a system for 45 accounts to major corporations that purchase systems for 100,000 accounts at a time.

    The company's marketing organization, consisting of more than 700 independent contractors, provides the sales effort and ongoing service essential to the system. This group is highly motivated because it is paid on a commission basis. Transworld had 132 sales offices throughout the country at year end and plans to open six new sales offices in fiscal 1996.

    Credit Management Services (CMS)
    --------------------------------

    Approximately 75% of the clients using Transworld's Phase I system assign those accounts that were not collected during the fixed-fee program to CMS, a division of Transworld, on a contingency fee basis (Phase II). Because a CMS office is opened only after business has been developed by Transworld, historically it has become profitable within the first month of operation.

    CMS collectors are paid on a commission basis and perform collection services at 19 branch offices. Branch managers, trained and promoted from within, are compensated through a combination of commission and profit incentive. CMS has developed software packages and computer systems to handle fiduciary reporting and interface with a client base of over 35,000. The average debt assigned CMS is over $600 with an average payment collected in excess of $180. CMS had record collections, revenues and profits in 1995.

    At June 30, 1995, approximately 400 persons were employed in connection with the operations of Transworld, in addition to the independent contractors. None of the employees are covered under a collective bargaining agreement.

    Allied Bond & Collection Agency, Inc.
    -------------------------------------

    Allied Bond, which is headquartered in Trevose, Pennsylvania, was acquired in December 1992 and is a well managed, contingency fee basis collection company. Allied Bond includes among its clients many of the larger consumer credit grantors across a broad spectrum of industries such as banking, oil refining and distribution companies, student loan servicing, retail, travel and entertainment, utilities, telecommunications, and enjoys a significant share in many of these markets. Collections are accomplished through a combination of letters, telephone calls and litigation. Allied Bond earns commissions that are generally in the range of 20 to 40 percent of the amount collected.

    Allied has strong, in-depth management at all levels. Every newly employed collector first attends a comprehensive, in-house training class for four weeks. During this time, the trainee learns to combine Allied's on-line computer network with proper collection techniques. Allied's on-line collection system enhances the ability of the individual collector to operate efficiently. Upon graduation, collectors receive continuing education and supervision to refine their skills, techniques, and efficiency.

    Allied Bond employed approximately 680 people at June 30, 1995, none of whom are covered under a collective bargaining agreement.

    Capital Credit Corporation
    --------------------------

    Capital Credit, which relocated its headquarters to its Regional Collection Center in Jacksonville, Florida in the first quarter of fiscal 1995, provides contingency and fixed fee collections and telemarketing services to large national clients in eight market segments: bankcard, telecommunications, travel and entertainment, government, retail, oil, utilities and medical. Capital Credit earns commissions that are generally in the range of 20 to 40 percent of the amount collected.

    Capital Credit's computerized on-line collection system links its three Regional Collection Centers in Florida, Massachusetts and California and permits customers to communicate electronically with the system for instant exchange of information. This system substantially decreases clerical effort and increases collector productivity.

    Capital Credit's strategy for growth is premised upon the following principles: being a top quartile performer for its clients in recovery rate, compliance and customer service will yield increases in market share from existing clients and will facilitate the acquisition of new clients within the above market segments; the client base should be expanded and new services offered to existing clients; maintaining state-of-the-art technology is essential in maximizing staff productivity.

    Capital Credit employed approximately 225 people at June 30, 1995, none of whom are covered under a collective bargaining agreement.

    Discontinued Operations
    -----------------------

    The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) or $.92 loss per share during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding previously reported matters involving the Company's former Gichner Systems Group division (the "Division") and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 is included in the Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the year ended June 30, 1995.

    The $8,000,000 loss provision included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which are expected to be incurred as a result of government claims for this matter and the estimated legal costs to defend the Company against the claims asserted by Gichner Systems Group, Inc.. The $8,000,000 loss provision also included $4,000,000 for environmental matters and approximately $500,000 of costs incurred by the Company during the quarter ended March 31, 1995 for the aforementioned Gichner Systems Group division and environmental matters.

    Gichner Systems Group Division:

    The Company sold the assets and business of the Division to Gichner Systems Group, Inc. (the "Purchaser") in 1989 and, accordingly, reflected the Division as a discontinued operation in the Company's Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with certain government contracts negotiated prior to the sale. After investigation, those of the former officers who were then working for the Purchaser were terminated for cause, and the Company and Purchaser have tendered to the Department of Defense a report of the results of their investigation. In addition to civil proceedings, the government has recently informed the Company that notwithstanding the Company's cooperation with the government in this matter, it will institute proceedings against the Company under the Major Fraud Act as a result of the prior actions of the former officers of the Division. The Company is currently in negotiation to resolve all aspects of this investigation and believes that these matters will be resolved in fiscal 1996. The Purchaser has recently commenced suit against the Company. Although a summons has been served on the Company, the actual claims of the Purchaser will not be known until a complaint is filed with the court and served on the Company. It is presumed that the complaint will allege breach by the Company of provisions of the Purchase Agreement. The Company denies any breach of contract and intends to vigorously defend against any such claims. Management believes that reserves established for these matters are adequate based on current information, however there is no way to be certain that future developments will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

    Two former officers of the Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Division.

    Environmental Matters:

    Current commercial operations of the Company and its subsidiaries do not involve activities affecting the environment. However, the Company is a party in several pending environmental proceedings involving the federal Environmental Protection Agency ("EPA") and comparable state agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries for which the Company has potential continuing responsibility.

    One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be de minimus (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by an inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. The Company has recorded what it believes to be a reasonable estimate of its potential liability, based on current information, for this site.

    The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of the Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA has issued a proposed plan which is subject to public comment. The Company's environmental counsel retained two environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these consulting firms indicate that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision includes a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters includes the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued in fiscal 1996. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

    It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the quarter ended March 31, 1995, no significant expenses related to environmental matters were recorded by the Company during the three years ended June 30, 1995 due to the adequacy of previously recorded reserve balances based on prior available information. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

    Employees
    ---------

    The Company and its subsidiaries currently employ approximately 1,315 persons at June 30, 1995. Employees of the Company who meet certain requirements as to age and length of service are entitled to participate in a number of employee benefit programs, including medical insurance and retirement plans. The Company considers its relations with its employees to be good.

(D) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

    The Company has no foreign operations.

Item 2.  Properties
- -------------------

    The Company's operations are comprised of its Transworld, Allied Bond and Capital Credit subsidiaries. Transworld owns its headquarters located in Rohnert Park, California. The CMS division of Transworld operates out of 19 branch offices, all of which are leased except for the office located at Transworld's headquarters in Rohnert Park.

    Allied Bond leases its main facility from a partnership, of which the general partners are the co-chairmen and co-chief executive officers of Allied Bond, pursuant to a lease agreement that expires in July 2002. The terms of the lease are comparable to those that would have been obtained under arrangements with unrelated third parties.

    Capital Credit leases its three regional collection centers. Based on its current level of business, Capital Credit's three regional collection centers have excess capacity. However, the excess capacity had been taken into consideration in establishing the $9,000,000 pretax restructuring charge that was recorded in fiscal 1992 for the costs related to the reduction of Capital Credit to a size commensurate with the reduced volume of business resulting from the discontinuance of business from American Express, its then largest customer.

    The Company believes that the facilities of its operations are suitable and adequate for its business.

    See Item 1. Discontinued Operations on page 6 and Environmental Matters on pages 7 through 9 of this Form 10-K for information regarding pending environmental proceedings involving properties currently or formerly owned or operated by a subsidiary or division of the Company.

Item 3.  Legal Proceedings
- --------------------------

    See Notes 3 and 8 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report, which notes are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

    There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1995.


Part II
- -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
- -----------------------------------------------------------------------------
         Matters
         -------

        See "Market for the Registrant's Common Stock and Related Security Holder Matters" included on page 29 of the Company's 1995 Annual Report, which is incorporated herein by reference.

Item 6.  Selected Financial Data
- --------------------------------

        See table entitled "Selected Financial Data" included on page 30 of the Company's 1995 Annual Report, which table is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations
         -------------

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 24 through 28 of the Company's 1995 Annual Report, which pages are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

        The financial statements and supplementary data contained in the Company's 1995 Annual Report, as listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 13 of this Form 10-K are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
         Financial Disclosure
         --------------------

        There have been no disagreements on accounting and financial disclosures with the independent auditors.


Part III
- --------

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

        See the section captioned "Election of Directors" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 16, 1995, which section is incorporated herein by reference.

        Information regarding the executive officers of the Company who are also directors and the executive officers of the Company who are not directors is contained in the material incorporated above. The term of office of each of the Company's executive officers extends until either the expiration of their employment contract, their resignation or removal or until a successor is chosen by the Board of Directors.

        Mr. Herbert Silver, a director of the Company who is also the co-chairman and co-chief executive officer of Allied Bond, is the brother of Mr. Bernard Silver, who is also the co-chairman and co-chief executive officer of Allied Bond. There are no family relationships among any of the other directors or executive officers.

Item 11.  Executive Compensation
- --------------------------------

        See the section captioned "Executive Compensation" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 16, 1995, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

        (a) Security Ownership of Certain Beneficial Owners
            -----------------------------------------------

        See the section captioned "Voting Securities" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 16, 1995, which section is incorporated herein by reference.

        (b) Security Ownership of Directors and Officers
            --------------------------------------------

        See the section captioned "Voting Securities" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 16, 1995, which section is incorporated herein by reference.

        (c) Changes in Control
            ------------------

        The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

        See Item 2. Properties on pages 9 and 10 of this Form 10-K and the section captioned "Certain Transactions" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 16, 1995, which are incorporated herein by reference.


PART IV
- -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------------------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

        See Index to Consolidated Financial Statements and Financial Statement Schedules on page 13 of this Form 10-K.

    2.  Reports and Financial Statement Schedules
        -----------------------------------------

        See Index to Consolidated Financial Statements and Financial Statement Schedules on page 13 of this Form 10-K.

    3.  Exhibits
        --------

        See Index to Exhibits on pages 14 and 15 of this Form 10-K.

(b)     Reports on Form 8-K
        -------------------

        There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                        Index to Consolidated Financial
                  Statements and Financial Statement Schedules


                                                          Annual Report
Item 14(a) (1)                                               Page(s)
- --------------                                            -------------

Data incorporated by reference from
1995 Annual Report:
 Consolidated Statements of Operations for the
   Years Ended June 30, 1995, 1994 and 1993                      9
 Consolidated Balance Sheets at June 30, 1995 and 1994          10
 Consolidated Statements of Cash Flows for the
   Years Ended June 30, 1995, 1994 and 1993                     11
 Consolidated Statements of Shareholders' Equity
   for the Years Ended June 30, 1995, 1994 and 1993             12
 Notes to Consolidated Financial Statements                    13-21
 Supplementary Information
   Quarterly Data (Unaudited)                                   22
 Report of Independent Auditors                                 23


                                                              Form 10-K
                                                               Page(s)
                                                              ---------
Item 14(a) (2)
- --------------

Schedules for the years ended June 30, 1995, 1994 and 1993:
 Schedule II Valuation and Qualifying Accounts and
   Reserves                                                     16


All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                               Index to Exhibits
Item 14(a) (3)
- --------------

3.  Articles of Incorporation and By-laws.

    (a) Certificate of Incorporation of The Union Corporation (11). Certificate of Correction of Certificate of Incorporation of The Union Corporation, dated March 12, 1990 (4).

    (b) Certificate of Merger of The Union Corporation (a New Jersey corporation) into The Union Corporation (a Delaware corporation), as filed in New Jersey (6).

    (c) Certificate of Ownership and Merger merging The Union Corporation (a New Jersey corporation) into The Union Corporation (a Delaware corporation), as filed in Delaware (11).

    (d) By-laws of The Union Corporation, amended and restated as of May 15, 1989 (13).

10. Material Contracts

    (a) Employment Agreement between The Union Corporation and Melvin L. Cooper, dated as of January 1, 1986 (7). Amendment dated September 30, 1986
        (6). Amendment dated November 10, 1988 (5). Amendment dated September 13, 1990 (4). Amendment dated September 1, 1992 (2). Amendment dated March 15, 1995 (filed herewith).

    (b) Rights Agreement dated March 14, 1988 between The Union Corporation and Registrar and Transfer Company as Rights Agent (11). Amendment dated May 23, 1990 (10). Amendment dated September 16, 1992 (11). Amendment dated August 22, 1994 which established the First National Bank of Boston as Rights Agent (12).

    (c) Asset Purchase Agreement dated as of February 8, 1989 by and between the Registrant and GSG Acquisition Corporation (9).

    (d) Indemnification Agreement by and between The Union Corporation and each member of the Board of Directors and each Executive Officer of the Registrant (3).

    (e) Employment Agreement by and between Transworld Systems, Inc., The Union Corporation and Gordon S. Dunn dated as of July 1, 1995
        (filed herewith).

    (f) Employment Agreement by and between Transworld Systems, Inc. and George
        M. Macaulay dated as of July 1, 1995 (filed herewith).

    (g) Employment Agreement by and between Capital Credit Corporation, The Union Corporation and William B. Hewitt dated as of July 1, 1994 (1).

    (h) Employment Agreement by and between The Union Corporation and Nicholas
        P. Gill dated as of March 22, 1995 (filed herewith).

    (i) Asset Purchase Agreement dated December 1, 1992 by and between the Registrant and Allied Bond & Collection Agency (8).

Item 14(a) (3)
- --------------

10. Material Contracts (Continued)

    (j) Employment Agreement by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Herbert R. Silver dated as of December 1, 1992 (8).

    (k) Employment Agreement by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Bernard Silver dated December 1, 1992
        (8).

    (l) Employment Agreement between Allied Bond & Collection Agency, Inc. and Sheldon Zucker dated as of December 1, 1992 (2).

11. Determination of primary and fully diluted income per common and common equivalent share.

13. Annual Report to Shareholders for 1995.

    (With the exception of the pages listed in the above index and the items incorporated by reference in Items 3, 5, 6, 7 and 8 of this Form 10-K, the Company's 1995 Annual Report is not deemed to be filed as part of this Form 10-K.)

21. Subsidiaries of the registrant.

23. Consent of Independent Auditors.

27. Financial Data Schedule

______________________________
Footnotes to Item 14.
(1)  Incorporated by reference to the Company's 1994 Form 10-K Report.
(2)  Incorporated by reference to the Company's 1993 Form 10-K Report.
(3)  Incorporated by reference to the Company's 1992 Form 10-K Report.
(4)  Incorporated by reference to the Company's 1990 Form 10-K Report.
(5)  Incorporated by reference to the Company's 1989 Form 10-K Report.
(6)  Incorporated by reference to the Company's 1987 Form 10-K Report.
(7)  Incorporated by reference to the Company's 1986 Form 10-K Report.
(8)  Incorporated by reference to the Company's December 23, 1992
     Form 8-K Current Report.
(9)  Incorporated by reference to the Company's February 15, 1989
     Form 8-K Current Report.
(10) Incorporated by reference to the Company's June 4, 1990 Form 8-K Current Report.
(11) Incorporated by reference to the Company's Form 8-B/A Amendment to Registration of Securities of Certain Successor Issuers filed on July 5, 1994.
(12) Incorporated by reference to the Company's Form S-8 filed on September 2, 1994.
(13) Incorporated by reference to the Company's Form S-8 filed on January 3, 1995.

                     THE UNION CORPORATION AND SUBSIDIARIES
                                                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the years ended June 30, 1995, 1994 and 1993
                             (Dollars in thousands)


           COLUMN A      COLUMN B          COLUMN C         COLUMN D      COLUMN E
           ----------    ----------  --------------------  ----------    ----------
                                          Additions

                         Balance at  Charged to                          Balance at
                         beginning   costs and   Other        (A)        close of
          Description    of period   expenses    Additions  Deductions   period
- -----------------------  ----------  ----------  ---------  ----------   ----------

Allowance for doubtful accounts:

            1995          $552          $143        $ -         $ 153       $542
                           ===           ===         ===          ===        ===


            1994          $807          $ 19        $ -         $ 274       $552
                           ===           ===         ===          ===        ===


            1993          $675          $158        $ -         $  26       $807
                           ===           ===         ===          ===        ===


(A) Accounts receivable write-offs, net of recoveries.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Union Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE UNION CORPORATION


                                        MELVIN L. COOPER
                                        -------------------------
                                        Melvin L. Cooper
                                        Chairman of the Board
                                        (Chief Executive Officer)


                                        NICHOLAS P. GILL
                                        -------------------------
                                        Nicholas P. Gill
                                        Vice President, Treasurer
                                          and Secretary
                                        (Chief Financial Officer)

DATE: September 27, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    MELVIN L. COOPER                    ROBERT A. KERR
    ---------------------               ----------------------
    Melvin L. Cooper                    Robert A. Kerr
    Chairman of the Board               Director
    and Chief Executive                 September 27, 1995
    Officer; Director
    September 27, 1995


    JOHN E. ANGLE                       JAMES C. MILLER III
    ---------------------               -----------------------
    John E. Angle                       James C. Miller III
    Director                            Director
    September 27, 1995                  September 27, 1995


    GORDON S. DUNN                      STUART J. NORTHROP
    ---------------------               -----------------------
    Gordon S. Dunn                      Stuart J. Northrop
    Director                            Director
    September 27, 1995                  September 27, 1995


    WILLIAM B. HEWITT                   HERBERT R. SILVER
    ---------------------               -----------------------
    William B. Hewitt                   Herbert R. Silver
    President and Chief                 Director
    Operating Officer; Director         September 27, 1995
    September 27, 1995