Form 10-Q
period 1995-09-30
UNION CORP
filed 1995-11-14
CIK 100817

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


[ x ]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

[   ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarter Ended SEPTEMBER 30, 1995           Commission File Number 1-5371
                      -------------------                                 ------


                             THE UNION CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                          25-0848970
 ----------------------                   -------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


         145 Mason Street, Greenwich, CT             06830
      --------------------------------------        --------
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

                      YES     X               NO
                          ---------              ---------

   5,580,617    Common shares were outstanding as of  November 8, 1995
---------------                                      -------------------

                     THE UNION CORPORATION AND SUBSIDIARIES

        Index to Condensed Consolidated Financial Statements and Exhibits


                                                                      Page
                                                                      ----


Part I. Financial Information:

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets,
                  September 30, 1995 (Unaudited) and
                  June 30, 1995                                         3

                  Condensed Consolidated Statements of
                  Operations (Unaudited), for the Three Months
                  Ended September 30, 1995 and 1994                     4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited), for the Three Months
                  Ended September 30, 1995 and 1994                     5

                  Condensed Consolidated Statement of
                  Shareholders' Equity (Unaudited), for the
                  Three Months Ended September 30, 1995                 6

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                7


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations (Unaudited)                              8 - 12

Part II. Other Information:

        Item 1.   Legal Proceedings                                  13 - 16

        Item 6.   Exhibits and Reports on Form 8-K                   16 - 17

        Signatures                                                     18

                     THE UNION CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                September 30, 1995 (Unaudited) and June 30, 1995
                                 (In thousands)



                                                        September 30,      June 30,
                                                            1995             1995
                                                        -------------   ------------
         ASSETS
Current assets:
  Cash                                                      $ 14,830       $ 14,805
  Short-term investments, at cost,
    which approximates market                                 22,732         21,930
  Accounts receivable, trade, less allowance
    for doubtful accounts of $583 and $542                     6,087          6,339
  Prepaid expenses and other current assets                    5,395          5,254
                                                             -------        -------

    Total current assets                                      49,044         48,328

Property, buildings and equipment, net                         8,919          9,283
Cost of intangible assets from businesses acquired,
  less accumulated amortization of $7,996 and $7,636          50,132         50,426
Other assets and deferred charges                              2,242          2,300
Deferred income taxes                                          2,501          2,826
                                                             -------        -------

    Total assets                                            $112,838       $113,163
                                                             -------        -------
                                                             -------        -------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $  2,704       $  3,044
  Accrued expenses                                            17,589         18,747
  Income taxes payable                                         1,319            992
  Current portion of long-term debt                              216            213
                                                             -------        -------

    Total current liabilities                                 21,828         22,996

Long-term debt                                                20,707         20,763
Other liabilities                                             12,022         12,200
                                                             -------        -------

    Total liabilities                                         54,557         55,959
                                                             -------        -------
Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,521 and 8,521                      4,261          4,261
  Additional paid-in capital                                  43,412         43,412
  Retained earnings                                           47,414         46,337
  Less treasury stock, at cost, 2,941 and 2,941 shares       (36,806)       (36,806)
                                                             -------        -------

    Total shareholders' equity                                58,281         57,204
                                                             -------        -------
    Total liabilities and shareholders' equity              $112,838       $113,163
                                                             -------        -------
                                                             -------        -------

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended September 30, 1995 and 1994
                (Dollars in thousands, except per share amounts)


                                                   1995         1994
                                                 -------      -------
Operating revenues                               $23,987      $23,369
                                                  ------       ------
Expenses:
  Operating expenses                              16,126       15,195
  Selling, general and administrative expenses     4,881        5,371
  Depreciation and amortization                    1,025        1,063
                                                  ------       ------
  Total expenses                                  22,032       21,629
                                                  ------       ------
Operating income                                   1,955        1,740

Interest expense                                    (407)        (308)
Interest income                                      374          234
                                                  ------       ------
Income before income taxes                         1,922        1,666

Provision for income taxes                           845          716
                                                  ------       ------
Net income                                       $ 1,077      $   950
                                                  ------       ------
                                                  ------       ------
Primary and fully diluted
  net income per common share                    $   .19      $   .17
                                                  ------       ------
                                                  ------       ------
Average number of common and common equivalent
  shares outstanding:
    Primary                                    5,720,817    5,608,842
    Fully diluted                              5,723,147    5,673,005

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended September 30, 1995 and 1994
                                 (In thousands)


                                                          1995           1994
                                                       --------       --------
Cash Flows From Operating Activities:
Net income                                             $  1,077       $    950
Adjustments to reconcile net income to net cash
    provided by operations:
  Depreciation and amortization                           1,025          1,063
  Deferred compensation expense                              97            244
  Provision for doubtful accounts                            41              5
  Provision for deferred income taxes                       360            320
  Changes in assets and liabilities:
    Accounts receivable - decrease (increase)               211           (296)
    Prepaid expenses and other current assets
      - (increase) decrease                                (141)            86
    Other assets and deferred charges - decrease             58             35
    Accounts payable and accrued expenses - (decrease)   (1,498)        (1,379)
    Income taxes payable - increase (decrease)              327           (317)
    Other liabilities - (decrease)                         (310)          (536)
                                                        -------        -------
Net cash provided by operating activities                 1,247            175
                                                        -------        -------
Cash Flows From Investing Activities:
  Capital expenditures                                     (315)          (153)
  Additional purchase price related to the
    purchase of Allied Bond & Collection Agency             (66)           (64)
  Other                                                      14             -
                                                        -------        -------
Net cash (used by) investing activities                    (367)          (217)
                                                        -------        -------
Cash Flows From Financing Activities:
  Principal payments on long-term debt                      (27)           (24)
  Principal payments on capital lease obligations           (26)           (26)
  Purchase of treasury stock, at cost                        -          (3,344)
                                                        -------         ------
Net cash (used by) financing activities                     (53)        (3,394)
                                                        -------         ------

Net increase (decrease) in cash and short-term
  investments                                               827         (3,436)

Cash and short-term investments at June 30               36,735         34,179
                                                        -------        -------

Cash and short-term investments at September 30        $ 37,562       $ 30,743
                                                        -------        -------
                                                        -------        -------

Supplemental disclosures of cash flow information:
  Interest paid                                        $    393       $    263
  Income taxes paid                                         158            713

                     THE UNION CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                 For the Three Months Ended September 30, 1995
                             (Dollars in thousands)



                                           Additional
                                 Common       paid-in    Retained    Treasury
                                  stock       capital    earnings       stock
                                 ------    ----------    --------    --------
Balance at June 30, 1995        $ 4,261      $ 43,412    $ 46,337    $(36,806)


Net income                          -             -         1,077         -
                                 ------       -------     -------     -------

Balance at September 30, 1995   $ 4,261      $ 43,412    $ 47,414    $(36,806)
                                 ------       -------     -------     -------
                                 ------       -------     -------     -------

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

     The financial statements included in this Form 10-Q are presented in accordance with the requirements of the form and may not include all disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's Annual Report for the year ended June 30, 1995.



1. DISCONTINUED OPERATIONS

     The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) or $.92 loss per share during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of developments regarding previously reported matters involving the Company's former Gichner Systems Group division and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 was included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" beginning in the third quarter of fiscal 1995.

     The $8,000,000 loss provision included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which are expected to be incurred as a result of government claims for the matter involving the former Gichner Systems Group division and the estimated legal costs to defend the Company against the claims asserted by Gichner Systems Group, Inc.. The $8,000,000 loss provision also included $4,000,000 for environmental matters and approximately $500,000 of costs incurred by the Company during the quarter ended March 31, 1995 for the aforementioned Gichner Systems Group division and environmental matters.

     See Part II, Item 1 of this Form 10-Q for additional information regarding these matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remained very strong and liquid at September 30, 1995 with cash and short-term investments totaling $37,562,000, working capital of $27,216,000 and net worth of $58,281,000. During the three months ended September 30, 1995, the net cash provided by operating activities was $1,247,000 compared to $175,000 a year ago. The increase in net cash provided by operating activities was principally attributable to an increase of $507,000 in cash generated from accounts receivable, a decrease of $555,000 in income taxes paid due to the timing of payments, a decrease of $578,000 in cash outflows charged against Capital Credit Corporation's ("Capital Credit") restructuring provision, principally related to the relocation of its headquarters in the first quarter of fiscal 1995, and a decrease of approximately $550,000 in disbursements principally related to legal matters involving the Company's discontinued operations, partially offset by an increase of approximately $1,200,000 in disbursements for accounts payable and accrued expenses. The Company's capital spending during the three months ended September 30, 1995 principally represents costs related to the purchase of computer, telecommunications and office equipment and was approximately
$150,000 higher than that of a year ago.

     During the three months ended September 30, 1994 the Company purchased, with available funds, 55,200 shares of its common stock for approximately $514,000. The Company also paid $2,830,000 in July 1994 for 290,600 shares of its common stock that was purchased in June 1994. As of November 8, 1995, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

     In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond"), a business engaged in providing collection services on a contingency fee basis throughout the United States, for an initial purchase price of approximately $40,300,000, which includes acquisition related costs. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of September 30, 1995, approximately $704,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank which was scheduled to convert to a three year term loan on December 31, 1994 (the "Credit Agreement"). During fiscal 1995 the bank extended the revolving line of credit until December 31, 1996, at which time the revolving line of credit will convert to a three year term loan.

     Under the new terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1996 must be repaid by the Company in twelve quarterly installments commencing March 31, 1997 and ending December 31, 1999. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1996, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was 6.625% at September 30, 1995.

     The maximum amount of letters of credit that the bank will issue under the Credit Agreement is $5,000,000. As of November 8, 1995, the Company was contingently liable for outstanding letters of credit aggregating approximately $1,621,000 which reduced the amount available for letters of credit under the Credit Agreement to approximately $3,379,000.

     Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at September 30, 1995 was approximately $3,000,000, which amount is included in "Other liabilities" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement. Previously such consulting services were to be rendered for the life of the Chairman. The discounted net present value of the aggregate consulting fees was approximately $2,000,000 at September 30, 1995, which will be expensed as the services are rendered.

     The employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company provides for the subsidiary to deposit into a trust the aggregate amount of deferred bonuses, and related interest, earned by the chairman, which amount was approximately $1,500,000 at September 30, 1995.

     The Company and certain subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this report. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon currently available data. The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) during the third quarter of fiscal 1995. The net loss provision of $5,200,000 was included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" beginning in the third quarter of fiscal 1995.

     Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to above and the matters involving the Company's former Gichner Systems Group division also referred to above are adequate based on current information. However, there is no way to be certain that future developments relating to any of these matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of the Legal Proceedings and the matters relating to Discontinued Operations described in
Part II, Item 1 of this report will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 13 will have a material adverse impact on the Company's future results of operations.

     Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

OPERATING REVENUES

     Operating revenues increased to $23,987,000 for the three months ended September 30, 1995 compared with $23,369,000 for the three months ended September 30, 1994. Revenues at Transworld Systems, Inc. ("Transworld Systems") were $13,816,000 compared with $13,971,000 a year ago. The decrease in revenues at Transworld Systems is partially due to the acceleration of customer orders in the first quarter of fiscal 1995 prior to a scheduled price increase in Transworld's fixed-fee letter service, which took effect in the second quarter of fiscal 1995. The Transworld Systems price increase was in response to the United States postal rate increase that took effect on January 1, 1995. Revenues at Capital Credit increased by 27% in the first quarter of fiscal 1996 compared with a year ago, which was the result of the steady increase in the level of placements received from its clients. Allied Bond reported a modest increase in revenues despite changing market conditions such as reduced collectibility of accounts placed for collection and lower commission rates in key markets. Allied also reported an increase in placements received from its clients during the three months ended
September 30, 1995 compared to a year ago.

OPERATING EXPENSES

     Operating expenses increased by $931,000 for the three months ended September 30, 1995 compared with 1994. The increase was attributable to increases in operating expenses at Capital Credit and Allied Bond, partially offset by a decrease in operating expenses at Transworld Systems that was generally in line with Transworld Systems' decrease in revenues. The increase in operating expenses resulted from increased collection costs at Capital Credit and increased collection costs and compensation expenses at Allied Bond, which resulted in part from their respective increases in revenues and reflected changing market conditions such as reduced collectibility of accounts placed for collection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $490,000 for the three months ended September 30, 1995 compared with 1994. The reduction was attributable to decreases in expenses at the Corporate office and Capital Credit, partially offset by increases at Transworld Systems and Allied Bond.
The decrease in Corporate office expenses primarily resulted from a decrease of approximately $400,000 of legal fees related to discontinued operations of the Company and a decrease in deferred compensation expense. During the three months ended September 30, 1995 such legal fees were charged against the reserves that were established for discontinued operations of the Company in the third fiscal quarter of 1995 (See Note 1). During the three months ended September 30, 1994 such legal fees were included in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased by $38,000 for the three months ended September 30, 1995 compared with the three months ended September 30, 1994. The decrease was due to a decrease at Allied Bond, partially offset by slight increases in depreciation expense at Transworld Systems and Capital Credit.

OPERATING INCOME

     Operating income increased to $1,955,000 for the three months ended September 30, 1995 from $1,740,000 for the three months ended September 30, 1994 due to a decrease in Corporate office expenses and an increase in operating income at Capital Credit, partially offset by decreases at Transworld Systems and Allied Bond. The decrease in Corporate office expenses primarily resulted from a decrease of approximately $400,000 of legal fees related to the discontinued operations of the Company and a decrease in deferred compensation expense. During the three months ended September 30, 1995 such legal fees were charged against the reserves that were established for discontinued operations of the Company in the third fiscal quarter of 1995 (See Note 1). During the three months ended September 30, 1994 such legal fees were included in selling, general and administrative expenses. Transworld Systems reported operating income of $2,925,000, before amortization of goodwill, compared with $3,148,000 a year ago, principally reflecting the decrease in its revenues, and an operating margin of 20%, after amortization of goodwill, for the first three months of fiscal 1996. Capital Credit more than doubled its operating income during the three months ended September 30, 1995 compared to a year ago. Allied Bond continued to operate profitably before amortization of goodwill and depreciation expense related to its acquisition.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense increased by $99,000 for the three months ended September 30, 1995 compared with September 30, 1994 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $140,000 for the three months ended September 30, 1995 compared with a year ago, due to higher average short-term interest rates.

     During the three months ended September 30, 1995 and 1994, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate was 44% for the three months ended September 30, 1995 and 43% for the three months ended September 30, 1994. The increase is primarily the result of increased state income taxes.

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

     In a lawsuit brought in 1993 by three individuals engaged by Transworld Systems as independent contractors, in which it was alleged that Transworld Systems has improperly treated the plaintiffs as independent contractors rather than employees, all of the asserted claims have been dismissed by the Court with prejudice.

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

Gichner Systems Group Division:

     The Company sold the assets and business of the Company's Gichner Systems Group division (the "Division") to Gichner Systems Group, Inc. (the "Purchaser") in 1989 and, accordingly, reflected the Division as a discontinued operation in the Company's Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with certain government contracts negotiated prior to the sale. After investigation, those of the former officers who where then working for the Purchaser were terminated for cause, and the Company and Purchaser have tendered to the Department of Defense a report of the results of their investigation. In addition to civil proceedings, the government has recently informed the Company that notwithstanding the Company's cooperation with the government in this matter, it will institute proceedings against the Company under the Major Fraud Act as a result of the prior actions of the former officers of the Division. The Company is currently in negotiation to resolve all aspects of this investigation and believes that these matters will be resolved in fiscal 1996. The Purchaser commenced suit against the Company in which it alleges misrepresentation and breach by the Company of the provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company denies each of the claims of the Purchaser and intends to vigorously defend against this action. Although management believes that reserves established for these matters are adequate based on current information there is no way to be certain that future developments will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

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

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of the Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA has issued a proposed plan which is subject to public comment. The Company's environmental counsel retained two environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these consulting firms indicate that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed and such findings have been recently submitted to the EPA. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision recorded during the third quarter of fiscal 1995 includes a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters includes the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued in fiscal 1996. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the current quarter or the three years ended June 30, 1995 due to the adequacy of previously recorded reserve balances based on prior available information. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)  EXHIBITS:

     Exhibit No. 11    Computation of Primary and Fully Diluted Earnings Per
                       Share (Unaudited)

     Exhibit No. 27    Financial Data Schedule


(b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                     THE UNION CORPORATION AND SUBSIDIARIES           Item 6

Computation of Primary and Fully Diluted Earnings Per Share (Unaudited)
                                                                      EXHIBIT 11


                (Dollars in thousands, except per share amounts)


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------------
                                                1995                                    1994
                                   -------------------------------         ---------------------------------

                                               Income                                  Income
                                    Number of  Net of   Per Share          Number of   Net of     Per Share
                                      Shares    Taxes      Amount           Shares      Taxes      Amount
                                    ---------  ------   ----------         ---------   -------    ----------
PRIMARY EARNINGS:
Average common shares (based
 on weighted average number
 of shares outstanding)             5,580,617                             5,538,288

Common stock equivalents
 (stock options)                      140,200                                70,554
                                    ---------                             ---------

Net income                          5,720,817   $ 1,077     $ .19         5,608,842    $   950     $ .17
                                    ---------    ------      ----         ---------     ------      ----
                                    ---------    ------      ----         ---------     ------      ----

FULLY DILUTED EARNINGS:
Average common shares (based
  on weighted average number
  of shares outstanding)            5,580,617                             5,538,288

Common stock equivalents
  (stock options)                     142,530                               134,717
                                    ---------                             ---------

Net income                          5,723,147   $ 1,077     $ .19         5,673,005    $   950     $ .17
                                    ---------    ------      ----         ---------     ------      ----
                                    ---------    ------      ----         ---------     ------      ----

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE UNION CORPORATION
                                       (Registrant)



Date:  November 13, 1995          By:  Melvin L. Cooper
                                       -----------------------------------
                                       Melvin L. Cooper
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date:  November 13, 1995          By:  Nicholas P. Gill
                                       -----------------------------------
                                       Nicholas P. Gill
                                       Vice President,
                                       Treasurer and Secretary
                                       (Chief Financial Officer)