Form 10-Q
period 1995-12-31
UNION CORP
filed 1996-02-14
CIK 100817

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q


[ x ]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

[   ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarter Ended DECEMBER 31, 1995            Commission File Number 1-5371
                      -----------------                                   ------


                              THE UNION CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



       Delaware                                      25-0848970
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


         145 Mason Street, Greenwich, CT             06830
      --------------------------------------        --------
     (Address of principal executive offices)      (Zip Code)


                                (203) 629-0505
                -------------------------------------------------
               (Registrant's telephone number,including area code)



     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X               NO
                          ---------              ---------


        5,610,617  Common shares were outstanding as of February 7, 1996
       -----------                                      -----------------

                     THE UNION CORPORATION AND SUBSIDIARIES

        Index to Condensed Consolidated Financial Statements and Exhibits


Part I.   Financial Information:                                         Page
                                                                         ----
          Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets,
               December 31, 1995 (Unaudited) and
               June 30, 1995                                               3

               Condensed Consolidated Statements of
               Operations (Unaudited), for the Six
               Months Ended December 31, 1995 and 1994                     4

               Condensed Consolidated Statements of
               Operations (Unaudited), for the Three
               Months Ended December 31, 1995 and 1994                     5

               Condensed Consolidated Statements of
               Cash Flows (Unaudited), for the Six
               Months Ended December 31, 1995 and 1994                     6

               Condensed Consolidated Statement of
               Shareholders' Equity (Unaudited), for
               the Six Months Ended December 31, 1995                      7

               Notes to Condensed Consolidated
               Financial Statements (Unaudited)                          8 - 9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations (Unaudited)                                10 - 16


Part II.  Other Information:

          Item 1.   Legal Proceedings                                   17 - 20

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                       21

          Item 6.   Exhibits and Reports on Form 8-K                    21 - 23

          Signatures                                                       24

                     THE UNION CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 December 31, 1995 (Unaudited) and June 30, 1995
                                  (In thousands)


                                                      December 31,  June 30,
                                                          1995        1995
                                                      ------------  --------
         ASSETS
         ------
Current assets:
  Cash                                                 $ 15,267     $ 14,805
  Short-term investments, at cost,
    which approximates market                            22,716       21,930
  Accounts receivable, trade, less allowance
    for doubtful accounts of $639 and $542                5,965        6,339
  Prepaid expenses and other current assets               5,227        5,254
                                                        -------      -------

    Total current assets                                 49,175       48,328

Property, buildings and equipment, net                    8,328        9,283
Cost of intangible assets from businesses acquired,
  less accumulated amortization of $8,357 and $7,636     49,836       50,426
Other assets and deferred charges                         3,185        2,300
Deferred income taxes                                     3,563        2,826
                                                        -------      -------

    Total assets                                       $114,087     $113,163
                                                        -------      -------
                                                        -------      -------

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable                                     $  2,872     $  3,044
  Accrued expenses                                       20,490       18,747
  Income taxes payable                                      246          992
  Current portion of long-term debt                         218          213
                                                        -------      -------

    Total current liabilities                            23,826       22,996

Long-term debt                                           20,652       20,763
Other liabilities                                        12,295       12,200
                                                        -------      -------

    Total liabilities                                    56,773       55,959
                                                        -------      -------

Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,521 and 8,521                 4,261        4,261
  Additional paid-in capital                             43,412       43,412
  Retained earnings                                      46,447       46,337
  Less treasury stock, at cost, 2,941 and 2,941 shares  (36,806)     (36,806)
                                                        -------      -------

    Total shareholders' equity                           57,314       57,204
                                                        -------      -------

    Total liabilities and shareholders' equity         $114,087     $113,163
                                                        -------      -------
                                                        -------      -------

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               For the Six Months Ended December 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)


                                                            1995        1994
                                                          -------     -------
Operating revenues                                       $ 48,056    $ 47,286
                                                          -------     -------

Expenses:
  Operating expenses                                       32,458      30,671
  Selling, general and administrative expenses              9,656      10,487
  Depreciation and amortization                             2,018       2,088
                                                          -------     -------

  Total expenses                                           44,132      43,246
                                                          -------     -------

Operating income                                            3,924       4,040

Interest expense                                             (788)       (672)
Interest income                                               748         529
                                                          -------     -------

Income from continuing operations
  before income taxes                                       3,884       3,897

Provision for income taxes                                  1,709       1,676
                                                          -------     -------

Income from continuing operations                           2,175       2,221

Discontinued operations loss provision
  (net of tax benefit of $935)                             (2,065)          -
                                                          -------     -------
Net income                                               $    110    $  2,221
                                                          -------     -------
                                                          -------     -------


Primary and fully diluted income per common share:
  Income from continuing operations                       $   .38     $   .39
  Discontinued operations loss provision                     (.36)          -
                                                          -------     -------
  Net income                                              $   .02     $   .39
                                                          -------     -------
                                                          -------     -------

Average number of common and common equivalent
  shares outstanding:
    Primary                                               5,734,729   5,639,153
    Fully diluted                                         5,789,605   5,671,058

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended December 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)


                                                            1995          1994
                                                          -------       -------
Operating revenues                                        $24,069       $23,917
                                                           ------        ------
Expenses:
  Operating expenses                                       16,332        15,476
  Selling, general and administrative expenses              4,775         5,116
  Depreciation and amortization                               993         1,025
                                                           ------        ------

  Total expenses                                           22,100        21,617
                                                           ------        ------

Operating income                                            1,969         2,300

Interest expense                                             (381)         (364)
Interest income                                               374           295
                                                           ------        ------

Income from continuing operations
  before income taxes                                       1,962         2,231

Provision for income taxes                                    864           960
                                                           ------        ------

Income from continuing operations                           1,098         1,271

Discontinued operations loss provision
  (net of tax benefit of $935)                             (2,065)            -
                                                           ------        ------

Net income (loss)                                         $  (967)      $ 1,271
                                                           ------        ------
                                                           ------        ------


Primary and fully diluted income per common share:
  Income from continuing operations                       $   .19       $   .22
  Discontinued operations loss provision                     (.36)            -
                                                           ------        ------
  Net income (loss)                                       $  (.17)      $   .22
                                                           ------        ------
                                                           ------        ------

Average number of common and common equivalent
  shares outstanding:
    Primary                                             5,747,793     5,675,750
    Fully diluted                                       5,793,259     5,675,750

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 1995 and 1994
                                 (In thousands)


                                                            1995          1994
                                                          --------     --------
Cash Flows From Operating Activities:
Net income                                               $    110     $  2,221
Adjustments to reconcile net income to net cash
    provided by operations:
  Discontinued operations loss provision,
    net of tax benefit                                      2,065            -
  Depreciation and amortization                             2,018        2,088
  Deferred compensation expense                               193          488
  Provision for doubtful accounts                             108           98
  Provision for deferred income taxes                       1,153          670
  Changes in assets and liabilities:
    Accounts receivable - decrease (increase)                 266         (820)
    Prepaid expenses and other current assets
      - (increase) decrease                                  (863)         392
    Other assets and deferred charges - (increase)
      decrease                                               (885)          47
    Accounts payable and accrued expenses - (decrease)       (629)      (1,389)
    Income taxes payable - (decrease)                        (746)        (841)
    Other liabilities - (decrease)                           (963)        (945)
                                                          -------      -------
Net cash provided by operating activities                   1,827        2,009
                                                          -------      -------


Cash Flows From Investing Activities:
  Capital expenditures                                       (373)        (385)
  Additional purchase price related to the
    purchase of Allied Bond & Collection Agency              (131)        (128)
  Other                                                        31            -
                                                          -------      -------
Net cash (used by) investing activities                      (473)        (513)
                                                          -------      -------


Cash Flows From Financing Activities:
  Principal payments on long-term debt                        (54)         (50)
  Principal payments on capital lease obligations             (52)         (50)
  Purchase of treasury stock, at cost                           -       (3,344)
                                                          -------      -------
Net cash (used by) financing activities                      (106)      (3,444)
                                                          -------      -------


Net increase (decrease) in cash and short-term
  investments                                               1,248       (1,948)

Cash and short-term investments at June 30                 36,735       34,179
                                                          -------      -------

Cash and short-term investments at December 31           $ 37,983     $ 32,231
                                                          -------      -------
                                                          -------      -------


Supplemental disclosures of cash flow information:
  Interest paid                                          $    748     $    598
  Income taxes paid                                         1,302        1,847

                     THE UNION CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                  For the Six Months Ended December 31, 1995
                             (Dollars in thousands)



                                           Additional
                                 Common       paid-in    Retained    Treasury
                                  stock       capital    earnings       stock
                                 ------    ----------    --------    --------
Balance at June 30, 1995        $ 4,261      $ 43,412    $ 46,337    $(36,806)


Net income                            -             -       1,077           -
                                 ------       -------     -------     -------


Balance at September 30, 1995     4,261        43,412      47,414     (36,806)


Net (loss)                            -             -        (967)          -
                                 ------       -------     -------     -------


Balance at December 31, 1995    $ 4,261      $ 43,412    $ 46,447    $(36,806)
                                 ------       -------     -------     -------
                                 ------       -------     -------     -------

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


1. DISCONTINUED OPERATIONS

     The Company reached tentative agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, to settle the previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Systems Group division (the "Division"). Under the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company will fulfill its commitment to make compensation for the government's civil claims by paying $5,550,000. The Company also accepted responsibility for the actions of the officers of the former Division by entering a plea of guilty under the False Claims Act, 18 U.S.C. Section 287, although those actions were concealed from the management of the Company, and will pay a fine of $250,000. As a result, the Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit) or $.36 loss per share during the second quarter of fiscal 1996 for its Discontinued Operations, which provision, combined with amounts previously reserved in connection with these matters, is expected to cover all costs of the above settlements, and includes an accrual for the estimated legal and accounting fees related to the government claims and other costs related to certain discontinued operations of the Company, all of which were terminated or otherwise disposed of prior to fiscal 1990. The net loss provision of $2,065,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three and six months ended December 31, 1995. The Condensed Consolidated Balance Sheet at December 31, 1995 includes "Accrued expenses" of $2,200,000 and "Other liabilities" of $800,000 comprising the $3,000,000 loss provision.

     As previously reported, the Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) or $.92 loss per share during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of developments regarding previously reported matters involving the Company's former Gichner Systems Group division and environmental matters principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 was included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" beginning in the third quarter of fiscal 1995.

     The $8,000,000 loss provision included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which were expected to be incurred as a result of government claims for the matter involving the former Gichner Systems Group division and the estimated legal costs to defend the Company against the claims asserted by Gichner Systems Group, Inc.. The $8,000,000 loss provision also included $4,000,000 for environmental matters and approximately $500,000 of costs incurred by the Company during the quarter ended March 31, 1995 for the aforementioned Gichner Systems Group division and environmental matters.

     See Part II, Item 1 of this Form 10-Q for additional information regarding these matters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition remained very strong and liquid at December 31, 1995 with cash and short-term investments totaling $37,983,000, working capital of $25,349,000 and net worth of $57,314,000. During the six months ended December 31, 1995, the net cash provided by operating activities was $1,827,000 compared to $2,009,000 a year ago. Net cash provided by operating activities included an increase in other current assets and other assets of $900,000 for cash deposited into a trust established to fund deferred bonuses for the chairman of a subsidiary of the Company, partially offset by a decrease of $545,000 in income taxes paid and a decrease of approximately $300,000 in cash outflows charged against Capital Credit Corporation's ("Capital Credit") restructuring provision related to the relocation of its headquarters in the first quarter of fiscal 1995. The Company's capital spending during the six months ended December 31, 1995 principally represents costs related to the purchase of computer, telecommunications and office equipment and was comparable to a year ago.

     The Company reached tentative agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, to settle the previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Systems Group division. Under the agreements, if approved, the Company will pay $5,800,000 to settle all civil and criminal claims involving the Company. The Company anticipates that it will make such payments to the government during fiscal 1996. (See "Gichner Systems Group Division" section of
Part II, Item 1 of this Form 10-Q for additional information).

     As previously announced, Interactive Performance, Inc. ("Interactive"), a newly-formed, wholly-owned subsidiary of the Company, has been awarded a contract to provide accounts receivable management for AT&T Corp. Revenues under this three-year contract may reach $20,000,000 a year. The Company anticipates that Interactive will make capital expenditures of approximately $3,000,000 during the next twelve months.

     During the six months ended December 31, 1994 the Company purchased, with available funds, 55,200 shares of its common stock for approximately $514,000. The Company also paid $2,830,000 in July 1994 for 290,600 shares of its common stock that was purchased in June 1994. As of February 7, 1996, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

     In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond"), a business engaged in providing collection services on a contingency fee basis throughout the United States, for an initial purchase price of approximately $40,300,000, which includes acquisition related costs. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of December 31, 1995, approximately $769,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank which was scheduled to convert to a three year term loan on December 31, 1994 (the "Credit Agreement"). During fiscal 1995 the bank extended the revolving line of credit until December 31, 1996, at which time the revolving line of credit will convert to a three year term loan.

     Under the terms of the Credit Agreement, the aggregate principal amount outstanding on December 31, 1996, which is limited to a maximum of $20,000,000 under the revolving line of credit, must be repaid by the Company in twelve quarterly installments commencing March 31, 1997 and ending December 31, 1999. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1996, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was 6.375% at December 31, 1995.

     The maximum amount of letters of credit that the bank will issue under the Credit Agreement is $5,000,000. As of February 7, 1996, the Company was contingently liable for outstanding letters of credit aggregating approximately $1,621,000 which reduced the amount available for letters of credit under the Credit Agreement to approximately $3,379,000.

     Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at December 31, 1995 was approximately $3,000,000, which amount is included in "Other liabilities" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement. Previously such consulting services were to be rendered for the life of the Chairman. The discounted net present value of the aggregate consulting fees was approximately $2,250,000 at December 31, 1995, which will be expensed as the services are rendered.

     The employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company provides for the subsidiary to deposit into a trust the aggregate amount of deferred bonuses, and related interest, earned by the chairman, which amount was approximately $1,500,000 at December 31, 1995. As of December 31, 1995, the subsidiary of the Company had deposited $900,000 of the $1,500,000 into a trust of which $250,000 is included in the Condensed Consolidated Balance Sheet in "Prepaid and other current assets" and $650,000 is included in "Other assets and deferred charges". The subsidiary will deposit the remaining $600,000 into the trust during the third quarter of fiscal 1996.

     The Company and certain subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this Form 10-Q. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon currently available data. The Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit) during the second quarter of fiscal 1996 and an $8,000,000 loss provision ($5,200,000 net of tax benefit) during the third quarter of fiscal 1995. The net loss provisions of $2,065,000 and $5,200,000 were included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" in the second quarter of fiscal 1996 and in the third quarter of fiscal 1995, respectively.

     Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to above and the matters involving the Company's former Gichner Systems Group division also referred to above are adequate based on current information. However, there is no way to be certain that future developments relating to any of these matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of the Legal Proceedings and the matters relating to Discontinued Operations described in
Part II, Item 1 of this Form 10-Q will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 17 will have a material adverse impact on the Company's future results of operations.

     Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.

SIX MONTHS ENDED DECEMBER 31, 1995 VS. SIX MONTHS ENDED DECEMBER 31, 1994

OPERATING REVENUES

     Operating revenues increased to $48,056,000 for the six months ended December 31, 1995 compared with $47,286,000 for the six months ended December 31, 1994. Revenues at Transworld Systems, Inc. ("Transworld Systems") were $27,990,000 compared with $28,531,000 a year ago. The decrease in revenues at Transworld Systems is partially due to the acceleration of customer orders in fiscal 1995 prior to a scheduled price increase in Transworld's fixed-fee letter service, which took effect in the second quarter of fiscal 1995. The Transworld Systems price increase was in response to the United States postal rate increase that took effect on January 1, 1995. Revenues at Capital Credit increased by 19% in the first six months of fiscal 1996 compared with a year ago, which was the result of the steady increase in the level of placements received from its clients. Allied Bond reported a modest increase in revenues despite changing market conditions such as reduced collectibility of accounts placed for collection and lower commission rates in certain key markets. Allied also reported an increase in the dollar value of accounts placed for collection from its clients and an increase in the amount collected on behalf of its clients during the six months ended December 31, 1995 compared to a year ago.

OPERATING EXPENSES

     Operating expenses increased by $1,787,000 for the six months ended December 31, 1995 compared with 1994. The increase was attributable to increases in operating expenses at Transworld Systems, Capital Credit and Allied Bond. The increase in operating expenses at Transworld Systems was primarily the result of the increase in postal rates. The increase in operating expenses at both Capital Credit and Allied Bond resulted from increased collection costs and compensation expenses, which resulted in part from their respective increases in revenues and reflected changing market conditions such as reduced collectibility of accounts placed for collection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $831,000 for the six months ended December 31, 1995 compared with 1994. The reduction was attributable to decreases in expenses at the Corporate office and Capital Credit, partially offset by increases at Transworld Systems and Allied Bond.
The decrease in Corporate office expenses primarily resulted from a decrease of approximately $600,000 of legal fees related to discontinued operations of the Company and a decrease of approximately $300,000 in deferred compensation expense. During the six months ended December 31, 1995 such legal fees were charged against the reserves that were established for discontinued operations of the Company in the third quarter of fiscal 1995 (See Note 1). During the six months ended December 31, 1994 such legal fees were included in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased by $70,000 for the six months ended December 31, 1995 compared with the six months ended December 31, 1994 principally due to a decrease at Allied Bond.

OPERATING INCOME

     Operating income was $3,924,000 for the six months ended December 31, 1995 compared with $4,040,000 for the six months ended December 31, 1994. This decrease was due to decreases at Transworld Systems and Allied Bond, partially offset by a decrease in Corporate office expense and an increase in operating income at Capital Credit. The decrease in Corporate office expenses primarily resulted from a decrease of approximately $600,000 of legal fees related to discontinued operations of the Company and a decrease of approximately $300,000 in deferred compensation expense. During the six months ended December 31, 1995 such legal fees were charged against the reserves that were established for discontinued operations of the Company in the third quarter of fiscal 1995 (See
Note 1). During the six months ended December 31, 1994 such legal fees were included in selling, general and administrative expenses. Transworld Systems reported operating income of $5,879,000, before amortization of goodwill, compared with $6,680,000 a year ago, principally reflecting the decrease in its revenues and the increase in postal rates, and an operating margin of 20%, after amortization of goodwill, for the first six months of fiscal 1996. Capital Credit's operating income was well ahead of last year during the six months ended December 31, 1995. Allied Bond continued to operate profitably before amortization of goodwill and depreciation expense related to its acquisition.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense increased by $116,000 for the six months ended December 31, 1995 compared with December 31, 1994 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $219,000 for the six months ended December 31, 1995 compared with a year ago, due to higher average short-term investment balances and interest rates.

     During the six months ended December 31, 1995, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits. During the six months ended December 31, 1994, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate for continuing operations was 44% for the six months ended December 31, 1995 and 43% for the six months ended December 31, 1994.

THREE MONTHS ENDED DECEMBER 31, 1995 VS. THREE MONTHS ENDED DECEMBER 31, 1994

OPERATING REVENUES

     Operating revenues increased to $24,069,000 for the three months ended December 31, 1995 compared with $23,917,000 for the three months ended December 31, 1994. Revenues at Transworld Systems were $14,174,000 compared with $14,560,000 a year ago. The decrease in revenues at Transworld Systems is partially due to the acceleration of customer orders in fiscal 1995 prior to a scheduled price increase in Transworld's fixed-fee letter service, which took effect in the second quarter of fiscal 1995. The Transworld Systems price increase was in response to the United States postal rate increase that took effect on January 1, 1995. Revenues at Capital Credit increased by 11% in the second quarter of fiscal 1996 compared with a year ago, which was the result of the steady increase in the level of placements received from its clients.
Allied Bond reported a modest increase in revenues despite changing market conditions such as reduced collectibility of accounts placed for collection and lower commission rates in certain key markets. Allied also reported an increase in the dollar value of accounts placed for collection from its clients and an increase in the amount collected on behalf of its clients during the three months ended December 31, 1995 compared to a year ago.

OPERATING EXPENSES

     Operating expenses increased by $856,000 for the three months ended December 31, 1995 compared with 1994. The increase was attributable to increases in operating expenses at Transworld Systems, Capital Credit and Allied Bond. The increase in operating expenses at Transworld Systems was primarily the result of the increase in postal rates. The increase in operating expenses at both Capital Credit and Allied Bond resulted from increased collection costs and compensation expenses, which resulted in part from their respective increases in revenues and reflected changing market conditions such as reduced collectibility of accounts placed for collection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by $341,000 for the three months ended December 31, 1995 compared with 1994. The reduction was attributable to a decrease in expenses at the Corporate office, partially offset by an increase at Allied Bond, while expenses at Transworld Systems and Capital Credit were essentially unchanged. The decrease in Corporate office expenses primarily resulted from a decrease of approximately $300,000 of legal fees related to discontinued operations of the Company and a decrease of approximately $150,000 in deferred compensation expense. During the three months ended December 31, 1995 such legal fees were charged against the reserves that were established for discontinued operations of the Company in the third quarter of fiscal 1995 (See Note 1). During the three months ended December 31, 1994 such legal fees were included in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased by $32,000 for the three months ended December 31, 1995 compared with the three months ended December 31, 1994 principally due to a decrease at Allied Bond.

OPERATING INCOME

     Operating income was $1,969,000 for the three months ended December 31, 1995 compared with $2,300,000 for the three months ended December 31, 1994.
This decrease was due to decreases at Transworld Systems and Allied Bond, partially offset by a decrease in Corporate office expenses, while operating income at Capital Credit was essentially unchanged. The decrease in Corporate office expenses primarily resulted from a decrease of approximately $300,000 of legal fees related to discontinued operations of the Company and a decrease of approximately $150,000 in deferred compensation expense. During the three months ended December 31, 1995 such legal fees were charged against the reserves that were established for discontinued operations of the Company in the third quarter of fiscal 1995 (See Note 1). During the three months ended December 31, 1994 such legal fees were included in selling, general and administrative expenses. Transworld Systems reported operating income of $2,954,000, before amortization of goodwill, compared with $3,532,000 a year ago, principally reflecting the decrease in its revenues and the increase in postal rates, and an operating margin of 20%, after amortization of goodwill, for the second quarter of fiscal 1996. Allied Bond continued to operate profitably, before amortization of goodwill and depreciation expense related to its acquisition, and reported an increase in operating income and an improvement in its operating margin for the second quarter of fiscal 1996 compared to the first quarter of fiscal 1996.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense increased by $17,000 for the three months ended December 31, 1995 compared with December 31, 1994 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $79,000 for the three months ended December 31, 1995 compared with a year ago, due to higher average short-term investment balances and interest rates.

     During the three months ended December 31, 1995 and 1994, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate for continuing operations was 44% for the three months ended December 31, 1995 and 43% for the three months ended December 31, 1994.

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS:

     In addition to the continuing environmental clean-up efforts and other matters described below, the Company and its subsidiaries are parties to a number of lawsuits arising in the ordinary course of business.

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

     Some of the same persons and others have also brought suit against Transworld Systems and certain of its directors and officers, alleging breach of contract and mental distress as a result of Transworld Systems' failure to supply plaintiffs with copies of a monthly publication distributed by Transworld Systems. Several persons have also brought suit alleging wrongful termination. The claims in these actions against Transworld Systems have been reviewed by counsel and, based upon their assessment, management has concluded that the claims are without merit.

     Based on current estimates and information, the Company does not believe that the ultimate resolution of the above lawsuits will have a material adverse impact on the Company's overall financial condition or future results of operations.

Gichner Systems Group Division:

     The Company sold the assets and business of the Company's Gichner Systems Group division (the "Division") to Gichner Systems Group, Inc. (the "Purchaser") in 1989 and, accordingly, reflected the Division as a discontinued operation in the Company's Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with certain government contracts negotiated prior to the sale. After investigation, those of the former officers who where then working for the Purchaser were terminated for cause, and the Company and Purchaser have tendered to the Department of Defense a report of the results of their investigation. The Company recorded a $8,000,000 loss provision ($5,200,000 net of tax benefit) during the third quarter of fiscal 1995, which included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which were expected to be incurred as a result of government claims for this matter and the estimated legal costs to defend the Company against claims asserted by the Purchaser. The Company reached tentative agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, to settle the above matters. Under the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company will fulfill its commitment to make compensation for the government's civil claims by paying $5,550,000. The Company also accepted responsibility for the actions of the officers of the former Division by entering a plea of guilty under the False Claims Act, 18 U.S.C. Section 287, although those actions were concealed from the management of the Company, and will pay a fine of $250,000. As a result, the Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit) or $.36 loss per share during the second quarter of fiscal 1996 for its Discontinued Operations, which provision, combined with amounts previously reserved in connection with these matters, is expected to cover all costs of the above settlements, and includes an accrual for the estimated legal and accounting fees related to the government claims and other costs related to certain discontinued operations of the Company, all of which were terminated or otherwise disposed of prior to fiscal 1990. The Purchaser commenced suit against the Company in which it alleges misrepresentation and breach by the Company of the provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company denies each of the claims of the Purchaser and intends to vigorously defend against this action. Although management believes that reserves established for these matters are adequate based on current information there is no way to be certain that future developments will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

     Two former officers of the Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Division. The estate of a third former officer of the Division has filed suit against the Company for similar claims, which the Company denies and intends to vigorously defend against this action.

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

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the six months ended December 31, 1995 or the three years ended June 30, 1995 due to the adequacy of recorded reserve balances based on prior available information. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On November 16, 1995, the Company held its Annual Meeting of Stockholders. The following matter was voted on and approved by the stockholders:

     Messrs. John E. Angle, James C. Miller III and Herbert R. Silver were re-elected to the Board of Directors and Messrs. Melvin L. Cooper, Gordon S. Dunn, William B. Hewitt, Robert A. Kerr and Stuart J. Northrop continued to serve as members of the Board of Directors after the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)  Exhibits:

     Exhibit No. 10(a) Agreement between Interactive Performance, Inc., a wholly- owned subsidiary of The Union Corporation, and AT&T Corp.

     Exhibit No. 11    Computation of Primary and Fully Diluted Earnings Per
                       Share  (Unaudited)

     Exhibit No. 27    Financial Data Schedule


(b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed for the six months ended December 31, 1995.

                     THE UNION CORPORATION AND SUBSIDIARIES           Item 6

               Computation of Primary and Fully Diluted Earnings
                              Per Share (Unaudited)                   Exhibit 11
                                                                      ----------

                (Dollars in thousands, except per share amounts)


                                                       Six Months Ended December 31,
                                 --------------------------------------------------------------------

                                               1995                               1994
                                 --------------------------------   --------------------------------
                                              Income                             Income
                                 Number of    Net of  Per Share      Number of   Net of   Per Share
                                  Shares       Taxes   Amount         Shares      Taxes     Amount
                                 ---------    ------  ---------     ----------   ------   ---------
PRIMARY EARNINGS:
Average common shares (based
 on weighted average number
 of shares outstanding)          5,580,617                          5,536,814

Common stock equivalents
 (stock options)                   154,112                            102,339
                                 ---------                          ---------


Income from continuing
 operations                      5,734,729  $ 2,175       $ .38     5,639,153   $ 2,221        $ .39
                                 ---------                          ---------
                                 ---------                          ---------
Discontinued operations loss
  provision (net of tax)         5,734,729   (2,065)       (.36)    5,639,153         -            -
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------                          ---------

Net income                       5,734,729  $   110       $ .02     5,639,153   $ 2,221        $ .39
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------   ------        ----     ---------    ------         ----


FULLY DILUTED EARNINGS:
Average common shares (based
  on weighted average number
  of shares outstanding)         5,580,617                          5,536,814


Common stock equivalents
  (stock options)                  208,988                            134,244
                                 ---------                          ---------

Income from continuing
 operations                      5,789,605  $ 2,175       $ .38     5,671,058   $ 2,221        $ .39
                                 ---------                          ---------
                                 ---------                          ---------

Discontinued operations loss
  provision (net of tax)         5,789,605   (2,065)       (.36)    5,671,058         -            -
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------                          ---------

Net income                       5,789,605  $   110       $ .02     5,671,058   $ 2,221        $ .39
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------   ------        ----     ---------    ------         ----

                     THE UNION CORPORATION AND SUBSIDIARIES           Item 6

           Computation of Primary and Fully Diluted Earnings
                              Per Share (Unaudited)                   Exhibit 11
                                                                      ----------

                (Dollars in thousands, except per share amounts)


                                                   Three Months Ended December 31,
                                 --------------------------------------------------------------------

                                               1995                               1994
                                 --------------------------------   --------------------------------
                                              Income                             Income
                                 Number of    Net of  Per Share      Number of   Net of   Per Share
                                  Shares       Taxes   Amount         Shares      Taxes     Amount
                                 ---------    ------  ---------     ----------   ------   ---------

PRIMARY EARNINGS:
Average common shares (based
 on weighted average number
 of shares outstanding)          5,580,617                          5,535,340

Common stock equivalents
 (stock options)                   167,176                            140,410
                                 ---------                          ---------


Income from continuing
 operations                      5,747,793  $ 1,098       $ .19     5,675,750   $ 1,271        $ .22
                                 ---------                          ---------
                                 ---------                          ---------
Discontinued operations loss
  provision (net of tax)         5,747,793   (2,065)       (.36)    5,675,750         -            -
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------                          ---------
Net income (loss)                5,747,793  $  (967)      $(.17)    5,675,750   $ 1,271        $ .22
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------   ------        ----     ---------    ------         ----


FULLY DILUTED EARNINGS:
Average common shares (based
  on weighted average number
  of shares outstanding)         5,580,617                          5,535,340

Common stock equivalents
  (stock options)                  212,642                            140,410
                                 ---------                          ---------

Income from continuing
 operations                      5,793,259  $ 1,098       $ .19     5,675,750   $ 1,271        $ .22
                                 ---------                          ---------
                                 ---------                          ---------

Discontinued operations loss
  provision (net of tax)         5,793,259   (2,065)       (.36)    5,675,750         -            -
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------                          ---------

Net income (loss)                5,793,259  $  (967)      $(.17)    5,675,750   $ 1,271        $ .22
                                 ---------   ------        ----     ---------    ------         ----
                                 ---------   ------        ----     ---------    ------         ----

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE UNION CORPORATION
                                   (Registrant)



Date:  February 13, 1996           By:  Melvin L. Cooper
                                        --------------------------------
                                        Melvin L. Cooper
                                        Chairman of the Board
                                        (Chief Executive Officer)



Date:  February 13, 1996           By:  Nicholas P. Gill
                                        --------------------------------
                                        Nicholas P. Gill
                                        Vice President,
                                        Treasurer and Secretary
                                        (Chief Financial Officer)