Form 10-Q
period 1996-03-31
UNION CORP
filed 1996-05-14
CIK 100817

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

[ x ]          Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                                          or

[   ]          Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


For the Quarter Ended March 31, 1996              Commission File Number 1-5371
                      --------------                                     ------


                                 The Union Corporation
                 ----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


       Delaware                                      25-0848970
- ---------------------------            ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


        145 Mason Street, Greenwich, CT                  06830
    ---------------------------------------           ----------
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
                         YES     X               NO
                                ---                    ---

             5,650,833  Common shares were outstanding as of May 7, 1996
             ---------                                       -----------

                        THE UNION CORPORATION AND SUBSIDIARIES

          Index to Condensed Consolidated Financial Statements and Exhibits

Part I.  Financial Information:                               Page
                                                              ----

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets,
                   March 31, 1996 (Unaudited) and
                   June 30, 1995                                3

                   Condensed Consolidated Statements of
                   Operations (Unaudited), for the Nine
                   Months Ended March 31, 1996 and 1995         4

                   Condensed Consolidated Statements of
                   Operations (Unaudited), for the Three
                   Months Ended March 31, 1996 and 1995         5

                   Condensed Consolidated Statements of
                   Cash Flows (Unaudited), for the Nine
                   Months Ended March 31, 1996 and 1995         6

                   Condensed Consolidated Statement of
                   Shareholders' Equity (Unaudited), for
                   the Nine Months Ended March 31, 1996         7

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited)             8-9

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations (Unaudited)                    10-16

Part II. Other Information:

         Item 1.   Legal Proceedings                            17-20

         Item 6.   Exhibits and Reports on Form 8-K             21

         Signatures                                             22

                        THE UNION CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                     March 31, 1996 (Unaudited) and June 30, 1995
                                    (In thousands)

                                                         March 31,     June 30,
                                                          1996           1995
                                                         ---------     ---------
         ASSETS

Current assets:
  Cash                                                   $  17,725    $ 14,805
  Short-term investments, at cost,
    which approximates market                               24,869      21,930
  Accounts receivable, trade, less allowance
    for doubtful accounts of $630 and $542                   7,257       6,339
  Prepaid expenses and other current assets                  4,974       5,254
                                                          ---------    --------

     Total current assets                                   54,825      48,328

Property, buildings and equipment, net                       8,270       9,283
Cost of intangible assets from businesses acquired,
  less accumulated amortization of $8,718 and $7,636        49,543      50,426
Other assets and deferred charges                            3,436       2,300
Deferred income taxes                                        2,526       2,826
                                                          ---------    --------

     Total assets                                         $118,600    $113,163
                                                          ---------    --------
                                                          ---------    --------



         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  3,503    $  3,044
  Accrued expenses                                          21,433      18,747
  Income taxes payable                                         664         992
  Current portion of long-term debt                          1,220         213
                                                          ---------    --------
     Total current liabilities                              26,820      22,996

Long-term debt                                              19,597      20,763
Other liabilities                                           11,679      12,200
                                                          ---------    --------

     Total liabilities                                      58,096      55,959
                                                          ---------    --------

Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,583 and 8,521                    4,291       4,261
  Additional paid-in capital                                44,479      43,412
  Retained earnings                                         48,540      46,337
  Less treasury stock, at cost, 2,941 and 2,941 shares     (36,806)    (36,806)
                                                          ---------    --------

     Total shareholders' equity                             60,504      57,204
                                                          ---------    --------
     Total liabilities and shareholders' equity           $118,600    $113,163
                                                          ---------    --------
                                                          ---------    --------

                                          3

                        THE UNION CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations (Unaudited)
                  For the Nine Months Ended March 31, 1996 and 1995
                   (Dollars in thousands, except per share amounts)

                                                              1996      1995
                                                          ---------    --------

Operating revenues                                       $  75,293   $  71,526
                                                          ---------    --------

Expenses:
  Operating expenses                                        49,421      46,706
  Selling, general and administrative expenses              15,219      15,205
  Depreciation and amortization                              3,033       3,097
                                                          ---------    --------

  Total expenses                                            67,673      65,008
                                                          ---------    --------

Operating income                                             7,620       6,518

Interest expense                                            (1,120)     (1,038)
Interest income                                              1,121         870
                                                          ---------    --------

Income from continuing operations
  before income taxes                                        7,621       6,350

Provision for income taxes                                   3,353       2,731
                                                          ---------    --------

Income from continuing operations                            4,268       3,619


Discontinued operations loss provision
  (net of tax benefit of $935 and $2,800, respectively)     (2,065)     (5,200)
                                                          ---------    --------

Net income (loss)                                          $ 2,203    $ (1,581)
                                                          ---------    --------
                                                          ---------    --------


Primary and fully diluted income per common share:
  Income from continuing operations                        $   .74     $   .64
  Discontinued operations loss provision                      (.36)       (.92)
                                                          ---------    --------
  Net income (loss)                                        $   .38     $  (.28)
                                                          ---------    --------
                                                          ---------    --------

Average number of common and common equivalent
  shares outstanding:
    Primary                                              5,766,198   5,649,016
    Fully diluted                                        5,789,978   5,659,339

                        THE UNION CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 1996 and 1995
                   (Dollars in thousands, except per share amounts)

                                                             1996        1995
                                                          ---------    --------
Operating revenues                                         $27,237     $24,240
                                                          ---------    --------

Expenses:
  Operating expenses                                        16,963      16,035
  Selling, general and administrative expenses               5,563       4,718
  Depreciation and amortization                              1,015       1,009
                                                          ---------    --------

  Total expenses                                            23,541      21,762
                                                          ---------    --------

Operating income                                             3,696       2,478

Interest expense                                              (332)       (366)
Interest income                                                373         341
                                                          ---------    --------

Income from continuing operations
  before income taxes                                        3,737       2,453

Provision for income taxes                                   1,644       1,055
                                                          ---------    --------

Income from continuing operations                            2,093       1,398


Discontinued operations loss provision
  (net of tax benefit of $2,800)                                --      (5,200)
                                                          ---------    --------

Net income (loss)                                        $   2,093    $ (3,802)
                                                          ---------    --------
                                                          ---------    --------


Primary and fully diluted income per common share:
  Income from continuing operations                      $     .36    $    .25
  Discontinued operations loss provision                        --        (.92)
                                                          ---------    --------
  Net income (loss)                                      $     .36    $   (.67)
                                                          ---------    --------
                                                          ---------    --------

Average number of common and common equivalent
  shares outstanding:
    Primary                                              5,824,765   5,668,867
    Fully diluted                                        5,825,615   5,668,867

                        THE UNION CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended March 31, 1996 and 1995
                                    (In thousands)



                                                                                   1996        1995
                                                                                  -------    --------
Cash Flows From Operating Activities:
Net income (loss)                                                                $ 2,203    $ (1,581)
Adjustments to reconcile net income (loss) to net cash
    provided by operations:
  Discontinued operations loss provision, net of tax benefit                       2,065       5,200
  Depreciation and amortization                                                    3,033       3,097
  Deferred compensation expense                                                      290         626
  Non-cash compensation expense                                                      391          --
  Provision for doubtful accounts                                                    136          88
  Provision for deferred income taxes                                              2,190       1,171
  Changes in assets and liabilities:
    Accounts receivable - (increase)                                              (1,054)       (957)
    Prepaid expenses and other current assets - (increase) decrease                 (610)         95
    Other assets and deferred charges - (increase)                                (1,136)       (171)
    Accounts payable and accrued expenses - increase                                 945         323
    Income taxes payable - (decrease)                                               (312)     (1,276)
    Other liabilities - (decrease)                                                (1,676)     (2,601)
                                                                                  -------     -------
Net cash provided by operating activities                                          6,465       4,014

                                                                                  -------     -------
Cash Flows From Investing Activities:
  Capital expenditures                                                              (976)       (833)
  Additional purchase price related to the
    purchase of Allied Bond & Collection Agency                                     (199)       (194)
  Other                                                                               38           3
                                                                                  -------     -------
Net cash (used by) investing activities                                           (1,137)     (1,024)
                                                                                  -------     -------

Cash Flows From Financing Activities:
  Principal payments on long-term debt                                               (82)        (74)
  Principal payments on capital lease obligations                                    (77)        (75)
  Proceeds from the exercise of stock options                                        690           3
  Purchase of treasury stock, at cost                                                 --      (3,344)
                                                                                  -------     -------
Net cash provided by (used by) financing activities                                  531      (3,490)
                                                                                  -------     -------

Net increase (decrease) in cash and short-term
  investments                                                                      5,859        (500)

Cash and short-term investments at June 30                                        36,735      34,179
                                                                                  -------     -------

Cash and short-term investments at March 31                                     $ 42,594    $ 33,679
                                                                                  -------     -------
                                                                                  -------     -------

Supplemental disclosures of cash flow information:
  Interest paid                                                                 $  1,143    $    924
  Income taxes paid                                                                1,475       2,836


                THE UNION CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
             For the Nine Months Ended March 31, 1996
                       (Dollars in thousands)


                                                          Additional
                                              Common        paid-in         Retained     Treasury
                                               stock        capital         earnings        stock
                                             -------        -------         --------     --------
Balance at June 30, 1995                    $  4,261      $  43,412        $ 46,337    $ (36,806)

Net income                                        --             --           1,077           --
                                             -------        -------         --------     --------

Balance at September 30, 1995                  4,261         43,412          47,414      (36,806)


Net (loss)                                        --             --            (967)          --
                                             -------        -------         --------     --------

Balance at December 31, 1995                   4,261         43,412          46,447      (36,806)


Net income                                        --             --           2,093           --


Proceeds from common stock issued
upon exercise of stock options, net
(61,308 shares)                                   30          1,067              --           --
                                             -------        -------         --------     --------

Balance at March 31, 1996                    $ 4,291        $44,479          $48,540     $(36,806)
                                             -------        -------          -------     --------
                                             -------        -------          -------     --------


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



1. DISCONTINUED OPERATIONS

       The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, to settle the previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Systems Group division (the "Division"). Under the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company will fulfill its commitment to make compensation for the government's civil claims by paying $5,550,000.
The Company also accepted responsibility for the actions of the officers of the former Division by entering a plea of guilty under the False Claims Act, 18 U.S.C. Section 287, although those actions were concealed from the management of the Company, and will pay a fine of $250,000. As a result, the Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit) or $.36 loss per share during the second quarter of fiscal 1996 for its Discontinued Operations, which provision, combined with amounts previously reserved in connection with these matters, is expected to cover all costs of the above settlements, and includes an accrual for the estimated legal and accounting fees related to the government claims and other costs related to certain discontinued operations of the Company, all of which were terminated or otherwise disposed of prior to fiscal 1990. The net loss provision of $2,065,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the nine months ended March 31, 1996. The Condensed Consolidated Balance Sheet at March 31, 1996 includes "Accrued expenses" of $2,200,000 and "Other liabilities" of $800,000 comprising the $3,000,000 loss provision.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

       The Company's financial condition remained very strong and liquid at March 31, 1996 with cash and short-term investments totaling $42,594,000, working capital of $28,005,000 and net worth of $60,504,000. During the nine months ended March 31, 1996, the net cash provided by operating activities was $6,465,000 compared to $4,014,000 a year ago. The increase in net cash provided by operating activities included an increase of approximately $600,000 in Income from Continuing Operations, a decrease of approximately $600,000 in cash outflows for accounts payable and accrued expenses, a decrease of $1,361,000 in income taxes paid and a decrease of approximately $300,000 in cash outflows charged against Capital Credit Corporation's ("Capital Credit") restructuring provision related to the relocation of its headquarters in the first quarter of fiscal 1995, partially offset by an increase of $1,250,000 in other current assets and other assets for cash deposited into a trust established to fund deferred bonuses for the chairman
of a subsidiary of the Company.   The Company's capital spending during the
nine months ended March 31, 1996 principally represents costs related to the purchase of computer, telecommunications and office equipment and leasehold improvements, and was slightly higher than that of a year ago.

       The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, to settle the previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Systems Group division. Under the agreements, if approved, the Company will pay $5,800,000 to settle all civil and criminal claims involving the Company.
 The Company anticipates that it will make such payments to the government during early fiscal 1997. (See "Gichner Systems Group Division" section of
Part II, Item 1 of this  Form 10-Q for additional information).

       Interactive Performance, Inc. ("Interactive Performance"), a newly-formed, wholly-owned subsidiary of the Company, began to provide accounts receivable management services to AT&T Corp. during the current quarter. As previously announced, revenues under this three-year contract may reach $20,000,000 a year. The Company anticipates that Interactive Performance will make capital expenditures of approximately $2,500,000 during the next six months.

       During the nine months ended March 31, 1995 the Company purchased, with available funds, 55,200 shares of its common stock for approximately $514,000. The Company also paid $2,830,000 in July 1994 for 290,600 shares of its common stock that were purchased in June 1994. As of May 7, 1996, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

       In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond"), a business engaged in providing collection services on a contingency fee basis throughout the United States, for an initial purchase price of approximately $40,300,000, which includes acquisition related costs. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of March 31, 1996, approximately $837,000 of such contingent payments have been made.
The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank which was scheduled to convert to a three year term loan on December 31, 1994 (the "Credit Agreement"). During fiscal 1995 the bank extended the revolving line of credit until December 31, 1996, at which time the revolving line of credit will convert to a three year term loan.

       Under the terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1996 must be repaid by the Company in twelve quarterly installments commencing March 31, 1997 and ending December 31, 1999. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1996, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was 6.375% at March 31, 1996. The Company intends to extend the revolving line of credit until December 31, 1998 at which time the revolving line of credit will convert to a three year term loan.

       The maximum amount of letters of credit that the bank will issue under the Credit Agreement is $5,000,000. As of May 7, 1996, the Company was contingently liable for outstanding letters of credit aggregating approximately $3,725,000 which reduced the amount available for letters of credit under the Credit Agreement to approximately $ 1,275,000.

       Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at March 31, 1996 was approximately $3,000,000, which amount is included in "Other liabilities" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement. Previously such consulting services were to be rendered for the life of the Chairman. The discounted net present value of the aggregate consulting fees was approximately $2,250,000 at March 31, 1996, which will be expensed as the services are rendered.

       The employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company provides for the subsidiary to deposit approximately $1,500,000 into a trust, which represents the deferred bonuses, and related interest, previously earned by the chairman. The agreement also provides that the chairman is entitled to withdraw $250,000 in January 1996 and each January thereafter until the entire amount deposited in the trust, including all earnings and accretions thereto, has been paid. As of March 31, 1996, the subsidiary of the Company had deposited the $1,500,000 into a trust of which $250,000 was withdrawn by the chairman in January 1996 and of the balance remaining in the trust $250,000 is included in the Condensed Consolidated Balance Sheet in "Prepaid and other current assets" and $1,000,000 is included in "Other assets and deferred charges".

       The Company and its subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this Form 10-Q. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon currently available data. The Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit) during the second quarter of fiscal 1996 and an $8,000,000 loss provision ($5,200,000 net of tax benefit) during the third quarter of fiscal 1995. The net loss provisions of $2,065,000 and $5,200,000 were included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" in the second quarter of fiscal 1996 and in the third quarter of fiscal 1995, respectively.

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

NINE MONTHS ENDED MARCH 31, 1996  VS. NINE MONTHS ENDED MARCH 31, 1995

OPERATING REVENUES

       Operating revenues increased to $75,293,000 for the nine months ended March 31, 1996 compared with $71,526,000 for the nine months ended March 31, 1995 primarily reflecting increases at Transworld Systems, Inc. ("Transworld Systems") and Capital Credit and the inclusion of revenues from Interactive Performance, which began operations in the current quarter. Revenues at Transworld Systems were $43,267,000 compared with $42,028,000 a year ago. Revenues at Capital Credit increased by 20% in the first nine months of fiscal 1996 compared with a year ago, which was the result of the increase in the level of placements received from its clients during fiscal 1996. Revenues at Allied Bond were essentially unchanged during the nine months ended March 31, 1996 compared to a year ago in spite of changing market conditions such as reduced collectibility of accounts placed for collection and lower commission rates in certain key markets. Allied also reported an increase in the dollar value of accounts placed for collection from its clients and an increase in the amount collected on behalf of its clients during the nine months ended March 31, 1996 compared to a year ago.


OPERATING EXPENSES

       Operating expenses increased by $2,715,000 for the nine months ended March 31, 1996 compared with fiscal 1995. The increase was attributable to increases in operating expenses at Transworld Systems, Capital Credit and Allied Bond and the inclusion of the operating expenses of Interactive Performance.
The increase in operating expenses at Transworld Systems was primarily the result of the increases in revenues and postal rates. The increase in operating expenses at Capital Credit and Allied Bond resulted from increased collection costs and compensation expenses, which resulted in part from Capital Credit's increase in revenues and also reflected the changing market conditions affecting both companies, such as reduced collectibility of accounts placed for collection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased by $14,000 for the nine months ended March 31, 1996 compared with 1995. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and increases in expenses at Transworld Systems, Allied Bond and to a lesser extent Capital Credit, partially offset by a decrease in expenses at the Corporate office. The decrease in Corporate office expenses primarily resulted from a decrease of approximately $600,000 of legal fees related to discontinued operations of the Company and a decrease of approximately $300,000 in deferred compensation expense. During the nine months ended March 31, 1996 such legal fees were charged against the reserves that were previously established for the discontinued operations of the Company (See Note
1).  During the
six months ended December 31, 1994 such legal fees were included in selling, general and administrative expenses and thereafter such fees were charged against the reserves for the discontinued operations of the Company.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expense decreased by $64,000 for the nine months ended March 31, 1996 compared with the nine months ended March 31, 1995 principally due to decreases at Allied Bond and Capital Credit, partially offset by the inclusion of depreciation and amortization expense from Interactive Performance.

OPERATING INCOME

       Operating income was $7,620,000 for the nine months ended March 31, 1996 compared with $6,518,000 for the nine months ended March 31, 1995. This increase was due to increases at Transworld Systems and Capital Credit, the inclusion of the operating results of Interactive Performance, which began operations in the current quarter, and a decrease in Corporate office expenses, partially offset by a decrease in operating income at Allied Bond. Transworld Systems reported operating income of $9,797,000, before amortization of goodwill, compared with $9,453,000 a year ago, principally reflecting the increase in its revenues, partially offset by the increase in postal rates, and an operating margin of 22%, after amortization of goodwill, for the first nine months of fiscal 1996. Capital Credit's operating income during the nine months ended March 31, 1996 was well ahead of last year. Allied Bond continued to operate profitably, after amortization of goodwill and depreciation expense related to its acquisition, in spite of changing market conditions such as reduced collectibility of accounts placed for collection and lower commission rates in certain key markets.

INTEREST EXPENSE AND INTEREST INCOME

       Interest expense increased by $82,000 for the nine months ended March 31, 1996 compared with March 31, 1995 principally due to an increase in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $251,000 for the nine months ended March 31, 1996 compared with a year ago, due to higher average short-term investment balances and interest rates.

       During the nine months ended March 31, 1996 and the three months ended March 31, 1995, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits. During the six months ended December 31, 1994, the Company primarily invested in commercial paper and U.S. government securities, both with short-term maturities, and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate for continuing operations was 44% for the nine months ended March 31, 1996 and 43% for the nine months ended March 31, 1995.


THREE MONTHS ENDED MARCH 31, 1996  VS. THREE MONTHS ENDED MARCH 31, 1995

OPERATING REVENUES

       Operating revenues increased to $27,237,000 for the three months ended March 31, 1996 compared with $24,240,000 for the three months ended March 31, 1995 primarily reflecting increases at Transworld Systems and Capital Credit and the inclusion of revenues from Interactive Performance, which began operations in the current quarter. Revenues at Transworld Systems were $15,277,000 compared with $13,497,000 a year ago. Revenues at Capital Credit increased by 22% in the third quarter of fiscal 1996 compared with a year ago, which was the result of the increase in the level of placements received from its clients during fiscal 1996. Allied Bond reported a decrease in revenues primarily due to changing market conditions such as reduced collectibility of accounts placed for collection and lower commission rates in certain key markets. Allied also reported an increase in the dollar value of accounts placed for collection from its clients during the three months ended March 31, 1996 compared to a year ago.

OPERATING EXPENSES

       Operating expenses increased by $928,000 for the three months ended March 31, 1996 compared with fiscal 1995. The increase was attributable to increases in operating expenses at Transworld Systems and Capital Credit and the inclusion of the operating expenses of Interactive Performance, partially offset by a decrease in operating expenses at Allied Bond. The increase in operating expenses at Transworld Systems was primarily the result of the increases in revenues. The increase in operating expenses at Capital Credit resulted from increased collection costs and compensation expenses, which primarily resulted from the increase in revenues. The decrease in operating expenses at Allied Bond primarily resulted from the decrease in revenues, however operating expenses were also affected by changing market conditions such as reduced collectibility of accounts placed for collection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses increased by $845,000 for the three months ended March 31, 1996 compared with 1995. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and increases at Transworld Systems, Capital Credit and to a lesser extent Allied Bond.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expense increased by $6,000 for the three months ended March 31, 1996 compared with the three months ended March 31, 1995.

OPERATING INCOME

       Operating income was $3,696,000 for the three months ended March 31, 1996 compared with $2,478,000 for the three months ended March 31, 1995. This increase was due to increases at Transworld Systems and Capital Credit and the inclusion of the operating results of Interactive Performance, which began operations in the current quarter, partially offset by a decrease in operating income at Allied Bond. Transworld Systems reported operating income of $3,918,000, before amortization of goodwill, compared with $2,773,000 a year ago, principally reflecting the increase in its revenues and an operating margin of 25%, after amortization of goodwill, for the third quarter of fiscal 1996. Capital Credit's operating income during the three months ended March 31, 1996 was well ahead of last year. Allied Bond continued to operate profitably, after amortization of goodwill and depreciation expense related to its acquisition, and reported an increase in operating income and an improvement in its operating margin for the third quarter of fiscal 1996 compared to the second quarter of fiscal 1996.

INTEREST EXPENSE AND INTEREST INCOME

       Interest expense decreased by $34,000 for the three months ended March 31, 1996 compared with March 31, 1995. Interest income increased by $32,000 for the three months ended March 31, 1996 compared with a year ago, due to higher average short-term investment balances and interest rates.

       During the three months ended March 31, 1996 and 1995, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

INCOME TAXES

          The Company's effective income tax rate for continuing operations was 44% for the three months ended March 31, 1996 and 43% for the three months ended March 31, 1995.

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

Gichner Systems Group Division:

       The Company sold the assets and business of the Company's Gichner Systems Group division (the "Division") to Gichner Systems Group, Inc. (the "Purchaser") in 1989 and, accordingly, reflected the Division as a discontinued operation in the Company's Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Division, who were also members of the group that purchased the Division from the Company, in connection with certain government contracts negotiated prior to the sale. After investigation, those of the former officers who were then working for the Purchaser were terminated for cause, and the Company and Purchaser have tendered to the Department of Defense a report of the results of their investigation. The Company recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit) during the third quarter of fiscal 1995, which included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which were expected to be incurred as a result of government claims for this matter and the estimated legal costs to defend the Company against claims asserted by the Purchaser. The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, to settle the government's claims.
 Under the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company will fulfill its commitment to make compensation for the government's civil claims by paying $5,550,000. The Company also accepted responsibility for the actions of the officers of the former Division by entering a plea of guilty under the False Claims Act, 18 U.S.C. Section 287, although those actions were concealed from the management of the Company, and will pay a fine of $250,000. As a result, the Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit) or $.36 loss per share during the second quarter of fiscal 1996 for its Discontinued Operations, which provision, combined with amounts previously reserved in connection with these matters, is expected to cover all costs of the above settlements, and includes an accrual for the estimated legal and accounting fees related to the government claims and other costs related to certain discontinued operations of the Company, all of which were terminated or otherwise disposed of prior to fiscal 1990.

The Purchaser commenced suit against the Company in which it alleges misrepresentation and breach by the Company of the provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company denies each of the claims of the Purchaser and intends to vigorously defend against this action.

Although management believes that reserves established for these matters are adequate based on current information, there is no way to be certain that future developments will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

       Two former officers of the Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Division. The estate of a third former officer of the Division has filed suit against the Company for similar claims, which the Company denies and intends to vigorously defend against.

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

       The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of the Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA has issued a proposed plan which is subject to public comment. The Company's environmental counsel retained two environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these consulting firms indicate that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed and such findings have been recently submitted to the EPA. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision recorded during the third quarter of fiscal 1995 included a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters includes the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued in fiscal 1997. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

       It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the nine months ended March 31, 1996 or the three years ended June 30, 1995 due to the adequacy of recorded reserve balances based on prior available information. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)    EXHIBITS:

       Exhibit No. 11        Computation of Primary and Fully Diluted Earnings
                             Per Share  (Unaudited)

       Exhibit No. 27        Financial Data Schedule (Unaudited)


(b)    REPORTS ON FORM 8-K:

       There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                      SIGNATURES






       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE UNION CORPORATION
                                            (Registrant)



Date:  May 13, 1996                    By:  Melvin L. Cooper
                                            --------------------------
                                            Melvin L. Cooper
                                            Chairman of the Board
                                            (Chief Executive Officer)



Date:  May 13, 1996                    By:  Nicholas P. Gill
                                            --------------------------
                                            Nicholas P. Gill
                                            Vice President,
                                            Treasurer and Secretary
                                            (Chief Financial Officer)