Form 10-Q/A
period 1995-12-31
UNION CORP
filed 1996-05-31
CIK 100817

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q/A

                                  AMENDMENT NO. 1


[ x ]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

[   ]       Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the Quarter Ended DECEMBER 31, 1995            Commission File Number 1-5371
                      -----------------                                   ------


                              THE UNION CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



       Delaware                                      25-0848970
- ------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


         145 Mason Street, Greenwich, CT             06830
      --------------------------------------        --------
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

                                  EXPLANATORY NOTE


         This Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1995 is being filed in order to amend the initial Quarterly Report on Form 10-Q in the following respects:

              (i) Item 6(a) - to indicate that confidential treatment has been requested for portions of one of the exhibits listed in such item; and

              (ii) Cover Page to Exhibit 10(a) - to indicate more clearly that confidential treatment has been requested for portions of such exhibit and the use of the symbol "*" to mark those portions of the exhibit for which confidential treatment has been requested.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


(a)  Exhibits:

     Exhibit No. 10(a) Agreement between Interactive Performance, Inc., a wholly- owned subsidiary of The Union Corporation, and AT&T Corp. (Confidential treatment has been requested for certain portions of this Exhibit.)

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

                                   THE UNION CORPORATION
                                   (Registrant)





Date:  May 30, 1996                By:  Nicholas P. Gill
                                        --------------------------------
                                        Nicholas P. Gill
                                        Vice President,
                                        Treasurer and Secretary
                                        (Chief Financial Officer)