Form 10-K
period 1996-06-30
UNION CORP
filed 1996-09-30
CIK 100817

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996            Commission file number 1-5371


                             THE UNION CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       DELAWARE                                          25-0848970
- ------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


145 MASON STREET, GREENWICH, CONNECTICUT                                 06830
- ----------------------------------------                              ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----     -----

     As of September 16, 1996 the Company had outstanding 5,707,391 shares of common stock. The aggregate market value (based upon the closing price of these shares on The New York Stock Exchange) of these shares held by nonaffiliates was approximately $124,961,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Annual Report for the year ended June 30, 1996 are incorporated by reference into Parts I and II.

     Portions of the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 14, 1996, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after June 30, 1996.

                             THE UNION CORPORATION
                            Form 10-K Annual Report
                    For the Fiscal Year Ended June 30, 1996
                               Table of Contents


                                                                      Page
                                                                      ----
 PART I

     Item 1.     Business                                                3
     Item 2.     Properties                                              8
     Item 3.     Legal Proceedings                                       8
     Item 4.     Submission of Matters to a Vote of Security Holders     8


 PART II

     Item 5.     Market for the Registrant's Common Stock and
                 Related Security Holder Matters                        9
     Item 6.     Selected Financial Data                                9
     Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9
     Item 8.     Financial Statements and Supplementary Data            9
     Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                 9


 PART III

     Item 10.    Directors and Executive Officers of the Registrant     10
     Item 11.    Executive Compensation                                 10
     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                         10
     Item 13.    Certain Relationships and Related Transactions         10


 PART IV

     Item 14.    Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K                                    11

 Part I
 ------

 Item 1.  Business
 -----------------

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

     The Company's operations are currently comprised of five financial services companies, Transworld Systems Inc. ("Transworld"), Allied Bond & Collection Agency, Inc. ("Allied Bond"), Capital Credit Corporation ("Capital Credit"), Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), which provide a range of outsourcing services, such as delinquent accounts receivable management and collection services, customer services and credit authorization services, to both large and small companies.

 (C) Narrative Description Of Business
     ---------------------------------

     No customer comprises more than 10% of the Registrant's consolidated revenues. However, both Allied Bond and Capital Credit have several large customers and the loss of any one of these customers could have a material adverse effect on their respective results of operations; Interactive Performance currently serves two customers and the loss of either would have a material adverse effect on its results of operations; and High Performance Services currently serves one customer and the loss of that customer would have a material adverse effect on its results of operations.

     Revenues derived from the Company's accounts receivable management operations have historically been higher in the third and fourth fiscal quarters than those in the first and second fiscal quarters.

     ACCOUNTS RECEIVABLE MANAGEMENT

     The debt collection industry is closely regulated by federal laws such as the Fair Debt Collection Practices Act and similar state laws. The industry is highly competitive and is comprised of companies serving large national accounts and those that concentrate on local accounts in a particular market. The Company, through its Transworld, Allied Bond and Capital Credit subsidiaries, serves both national and local accounts. Accounts are placed for collection based on collection performance, price and service provided.

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

     Transworld Systems Inc.
     -----------------------

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

     Many customers with small-balance delinquent accounts, ranging between $50 and $100, have found Transworld's Phase I system to be the only economical method of obtaining professional, third-party collection results. Transworld's ability to get clients to make an early assignment of delinquent accounts, usually forty-five to ninety days past-due, is possible because of the low fixed-fee structure and its sophisticated computerized management reporting system. Transworld also offers clients who purchase systems for 300 or more accounts the option to electronically communicate the debtor information that is necessary to initiate collection demands directly to Transworld's computer system. Many clients experience collection costs as low as five to seven percent of the amount collected, while at the same time eliminating a good deal of their normal billing expenses. The combination of low cost and high recovery rates results in a high customer renewal rate.

     Transworld currently has well over 40,000 customers using its services, from small companies that purchase a system for 45 accounts to major corporations that purchase systems for 100,000 accounts.

     Transworld's marketing organization, consisting of more than 700 independent contractors, provides the sales effort and ongoing service essential to the system. This group is highly motivated because it is paid on a commission basis. Transworld had 133 sales offices throughout the country at year end and plans to open six new sales offices in fiscal 1997.

     Credit Management Services (CMS)
     --------------------------------

     Approximately 75% of the clients using Transworld's Phase I system assign those accounts that were not collected during the fixed-fee program to CMS, a division of Transworld, on a contingency fee basis (Phase II). Because a CMS office is opened in a new location only after business has been developed in that area by Transworld, historically it has become profitable within the first month of operation.

     CMS collectors are paid on a commission basis and perform collection services at 19 branch offices. Branch managers, trained and promoted from within, are compensated through a combination of commission and profit incentive. CMS has developed software packages and computer systems to handle fiduciary reporting and interface with a client base of over 35,000. The average debt assigned CMS is approximately $600 with an average payment collected in excess of $190. CMS had record collections, revenues and profits in 1996.

     At September 16, 1996, approximately 400 persons were employed in connection with the operations of Transworld, in addition to the independent contractors. None of the employees is covered under a collective bargaining agreement.

     Allied Bond & Collection Agency, Inc.
     -------------------------------------

     Allied Bond, which is headquartered in Trevose, Pennsylvania, is a contingency and fixed-fee basis collection and teleservicing company. Allied Bond includes among its clients many of the larger consumer credit grantors across a broad spectrum of industries such as banking, oil refining and distribution companies, student loan servicing, retail, travel and entertainment, utilities and telecommunications, and enjoys a significant share in many of these markets. Collections are accomplished through a combination of letters, telephone calls and litigation. Allied Bond earns commissions that are generally in the range of 15 to 40 percent of the amount collected.

     Every newly employed collector first attends a comprehensive, in-house training class for four weeks. During this time, the trainee learns to combine Allied's on-line computer network with proper collection techniques. Allied's computerized on-line collection system enhances the ability of the individual collector to operate efficiently. Upon graduation, collectors receive continuing education and supervision to refine their skills, techniques, and efficiency.

     Allied Bond employed approximately 575 people at September 16, 1996, none of whom is covered under a collective bargaining agreement.

     Capital Credit Corporation
     --------------------------

     Capital Credit, headquartered in Jacksonville, Florida, provides contingency and fixed-fee collection services to large national clients primarily in four major market segments: bankcard, telecommunications, travel and entertainment and government. Capital Credit earns commissions that are generally in the range of 15 to 40 percent of the amount collected.

     Capital Credit's computerized on-line collection system links its Regional Collection Centers in Florida and Massachusetts and permits customers to communicate electronically with the system for an instant exchange of information. This system substantially decreases clerical effort and increases collector productivity.

     Capital Credit employed approximately 240 people at September 16, 1996, none of whom is covered under a collective bargaining agreement.

     CALL CENTER OUTSOURCING SERVICES

     There is a large and growing demand for call center outsourcing services, which include customer service, billing inquiry, credit authorization, pre-charge-off accounts receivable management, and telemarketing services, among others. The Company, through its Interactive Performance and High Performance Services subsidiaries, currently performs certain of these services for several large companies. Call center outsourcing service providers must possess strong managerial skills and technological expertise in order to train and manage the large number of employees needed to handle a high volume of inbound and/or outbound telephone calls in an automated environment.

     Interactive Performance, Inc.
     -----------------------------

     Interactive Performance was formed in fiscal 1996 to provide accounts receivable management services and billing inquiry services on an outsourcing basis to AT&T Corp. pursuant to a three-year contract under which revenues may reach approximately $20 million a year. Interactive Performance began providing services to AT&T Corp. late in the third quarter of fiscal 1996 at its newly created 50,000 square foot facility in North Charleston, South Carolina and employed approximately 240 people at September 16, 1996, none of whom is covered under a collective bargaining agreement.

     Interactive Performance also recently signed a letter of intent to provide delinquent accounts receivable management, billing inquiry and credit authorization services on an outsourcing basis to Lucent Technologies. Revenues for these services may reach approximately $5 million over the projected 18 month term of the agreement, which is currently being finalized. Interactive Performance began providing services to Lucent Technologies late in the fourth quarter of fiscal 1996 at its new 7,000 square foot facility in Jacksonville, Florida, and employed approximately 90 people at September 16, 1996, none of whom is covered under a collective bargaining agreement.

     High Performance Services, Inc.
     -------------------------------

     High Performance Services, headquartered in Jacksonville, Florida, was formed to provide customer services on an outsourcing basis for Advanta Corp.'s credit card business. Revenues for these services may reach approximately $15 million over a two-year term. High Performance Services began operations late in the fourth quarter of fiscal 1996 at its new 15,000 square foot facility in Jacksonville, Florida, and employed approximately 160 people at September 16, 1996, none of whom is covered under a collective bargaining agreement.

     ENVIRONMENTAL MATTERS

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

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comment. The Company's environmental counsel retained two environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these consulting firms indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision recorded by the Company during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990, included a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters included the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government regarding this site, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued in fiscal 1997. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the three years ended June 30, 1996 due to the adequacy of previously recorded reserve balances based on information available at that time. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

     However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. (See Note 2 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report for additional information regarding Discontinued Operations).


     Employees
     ---------

     The Company and its subsidiaries employed approximately 1,715 persons at September 16, 1996. Employees of the Company who meet certain requirements as to age and length of service are entitled to participate in a number of employee benefit programs, including medical insurance and retirement plans. The Company considers its relations with its employees to be good.

 (D) Financial Information About Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales
     -----

     The Company has no foreign operations.

 Item 2.  Properties
 -------------------

     The Company's operations are comprised of its Transworld, Allied Bond, Capital Credit, Interactive Performance and High Performance Services subsidiaries. The Company believes that the facilities of its operations are suitable and adequate for its business.

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

     All offices for Capital Credit, Interactive Performance and High Performance Services are leased.

     See Item 1. Environmental Matters on pages 6 through 8 of this Form 10-K for information regarding pending environmental proceedings involving properties currently or formerly owned or operated by a subsidiary or division of the Company.

 Item 3.  Legal Proceedings
 --------------------------

     See Notes 2 and 7 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report, which notes are incorporated herein by reference.

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1996.

 Part II
 -------

 Item 5. Market for the Registrant's Common Stock and Related Security Holder
 ----------------------------------------------------------------------------
     Matters
     -------

     See "Market for the Registrant's Common Stock and Related Security Holder Matters" included on page 29 of the Company's 1996 Annual Report, which is incorporated herein by reference.

 Item 6. Selected Financial Data
 -------------------------------

     See table entitled "Selected Financial Data" included on page 30 of the Company's 1996 Annual Report, which table is incorporated herein by reference.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results
 -------------------------------------------------------------------------------
     of Operations
     -------------

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 24 through 28 of the Company's 1996 Annual Report, which pages are incorporated herein by reference.

 Item 8. Financial Statements and Supplementary Data
 ---------------------------------------------------

     The financial statements and supplementary data contained in the Company's 1996 Annual Report, as listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 of this Form 10-K, are incorporated herein by reference.

 Item 9. Changes in and Disagreements with Accountants on Accounting and
 -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         There have been no disagreements on accounting and financial disclosures with the independent auditors.

 Part III
 --------

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

         See the section captioned "Election of Directors" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 14, 1996, which section is incorporated herein by reference.

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

 Item 11.  Executive Compensation
 --------------------------------

         See the section captioned "Executive Compensation" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 14, 1996, which section is incorporated herein by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management
 ------------------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners
             -----------------------------------------------

         See the section captioned "Voting Securities" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 14, 1996, which section is incorporated herein by reference.

         (b) Security Ownership of Directors and Officers
             --------------------------------------------

         See the section captioned "Voting Securities" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 14, 1996, which section is incorporated herein by reference.

         (c) Changes in Control
             ------------------

         The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

         See Item 2. Properties on page 8 of this Form 10-K and the section captioned "Certain Transactions" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 14, 1996, which are incorporated herein by reference.

 PART IV
 -------

 Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
 ------------------------------------------------------------------------

 (a) 1.  Financial Statements
         --------------------

         See Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 of this Form 10-K.

     2.  Reports and Financial Statement Schedule
         ----------------------------------------

         See Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 of this Form 10-K.

     3.  Exhibits
         --------

         See Index to Exhibits on pages 13 and 14 of this Form 10-K.

 (b)     Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                        Index to Consolidated Financial
                  Statements and Financial Statement Schedule


                                                            Annual Report
Item 14(a) (1)                                                 Page(s)
- --------------                                              -------------

 Data incorporated by reference from
 1996 Annual Report:
  Consolidated Statements of Operations for the
    Years Ended June 30, 1996, 1995 and 1994                           9
  Consolidated Balance Sheets at June 30, 1996 and 1995               10
  Consolidated Statements of Cash Flows for the
    Years Ended June 30, 1996, 1995 and 1994                          11
  Consolidated Statements of Shareholders' Equity
    for the Years Ended June 30, 1996, 1995 and 1994                  12
  Notes to Consolidated Financial Statements                     13 - 21
  Supplementary Information
    Quarterly Data (Unaudited)                                        22
  Report of Independent Auditors                                      23



                                                              Form 10-K
 Item 14(a) (2)                                                 Page(s)
 --------------                                             --------------

 Schedule for the years ended June 30, 1996, 1995 and 1994:
  Schedule II Valuation and Qualifying Accounts and Reserves          15


 All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                               Index to Exhibits
 Item 14(a) (3)
 --------------

 3.  Articles of Incorporation and By-laws.

     (a) Certificate of Incorporation of The Union Corporation (12). Certificate of Correction of Certificate of Incorporation of The Union Corporation, dated March 12, 1990 (5).

     (b) Certificate of Merger of The Union Corporation (a New Jersey corporation) into The Union Corporation (a Delaware corporation), as filed in New Jersey (7).

     (c) Certificate of Ownership and Merger merging The Union Corporation (a New Jersey corporation) into The Union Corporation (a Delaware corporation), as filed in Delaware (12).

     (d) By-laws of The Union Corporation, amended and restated as of May 15, 1989 (14).

 10. Material Contracts

     (a) Employment Agreement between The Union Corporation and Melvin L. Cooper, dated as of January 1, 1986 (8). Amendment dated September 30, 1986 (7). Amendment dated November 10, 1988 (6). Amendment dated September 13, 1990 (5). Amendment dated September 1, 1992 (3). Amendment dated March 15, 1995 (1).

     (b) Rights Agreement dated March 14, 1988 between The Union Corporation and Registrar and Transfer Company as Rights Agent (12). Amendment dated May 23, 1990 (11). Amendment dated September 16, 1992 (12). Amendment dated August 22, 1994 which established the First National Bank of Boston as Rights Agent (13).

     (c) Asset Purchase Agreement dated as of February 8, 1989 by and between the Registrant and GSG Acquisition Corporation (10).

     (d) Indemnification Agreement by and between The Union Corporation and each member of the Board of Directors and each Executive Officer of the Registrant (4).

     (e) Employment Agreement by and between Transworld Systems, Inc., The Union Corporation and Gordon S. Dunn dated as of July 1, 1995 (1).

     (f) Employment Agreement by and between Transworld Systems, Inc. and George
         M. Macaulay dated as of July 1, 1995 (1).

     (g) Employment Agreement by and between Capital Credit Corporation,
         The Union Corporation and William B. Hewitt dated as of July 1, 1995 (filed herewith).

     (h) Employment Agreement by and between The Union Corporation and Nicholas
         P. Gill dated as of March 22, 1995 (1).

     (i) Asset Purchase Agreement dated December 1, 1992 by and between the Registrant and Allied Bond & Collection Agency (9).

 Item 14(a) (3)
 --------------
 10. Material Contracts (Continued)

     (j) Employment Agreement by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Herbert R. Silver dated as of December 1, 1992 (9).

     (k) Employment Agreement by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Bernard Silver dated December 1, 1992
         (9).

     (l) Employment Agreement between Allied Bond & Collection Agency, Inc. and Sheldon Zucker dated as of December 1, 1992 (3).

     (m) Contract between AT&T Corp. and Interactive Performance, Inc. dated January 19, 1996 (15). (Confidential treatment has been requested for certain portions of this exhibit.)

     (n) Contract between Advanta Corp. and High Performance Services, Inc. dated August 16, 1996 (filed herewith). (Confidential treatment has been requested for certain portions of this exhibit.)

 11. Determination of primary and fully diluted income per common and common equivalent share.

 13. Annual Report to Shareholders for 1996.

         (With the exception of the pages listed in the above index on page 12 and the items incorporated by reference in Items 3, 5, 6, 7 and 8 of this Form 10-K, the Company's 1996 Annual Report is not deemed to be filed as part of this Form 10-K.)

 21. Subsidiaries of the registrant.

 23. Consent of Independent Auditors.

 27. Financial Data Schedule.
 ______________________________
 Footnotes to Item 14; 3. and 10.
 (1)  Incorporated by reference to the Company's 1995 Form 10-K Report.
 (2)  Incorporated by reference to the Company's 1994 Form 10-K Report.
 (3)  Incorporated by reference to the Company's 1993 Form 10-K Report.
 (4)  Incorporated by reference to the Company's 1992 Form 10-K Report.
 (5) Incorporated by reference to the Company's 1990 Form 10-K Report, Exhibit No. 3(a) and 10(a), respectively (File No. 1-5371).
 (6) Incorporated by reference to the Company's 1989 Form 10-K Report, Exhibit No. 10(c) (File No. 1-5371).
 (7) Incorporated by reference to the Company's 1987 Form 10-K Report, Exhibit No. 3(b) and 10(c), respectively (File No. 1-5371).
 (8) Incorporated by reference to the Company's 1986 Form 10-K Report, Exhibit No. 10(d) (File No. 1-5371).
 (9) Incorporated by reference to the Company's December 23, 1992 Form 8-K Current Report.
 (10) Incorporated by reference to the Company's February 15, 1989 Form 8-K Current Report, Exhibit No. 1 (File No. 1-5371).
 (11) Incorporated by reference to the Company's June 4, 1990 Form 8-K Current Report, Exhibit No. 1 (File No. 1-5371).
 (12) Incorporated by reference to the Company's Form 8-B/A Amendment to Registration of Securities of Certain Successor Issuers filed on July 5, 1994.
 (13) Incorporated by reference to the Company's Form S-8 filed on September 2, 1994.
 (14) Incorporated by reference to the Company's Form S-8 filed on January 3, 1995.
 (15) Incorporated by reference to the Company's March 31, 1996 Form 10-Q
      Report.

                    THE UNION CORPORATION AND SUBSIDIARIES
                                                                     SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the years ended June 30, 1996, 1995 and 1994
                            (Dollars in thousands)


 COLUMN A                          COLUMN B            COLUMN C          COLUMN D      COLUMN E
- ----------                        ----------   ----------------------   -----------   ----------

                                                      Additions

                                  Balance at    Charged to                            Balance at
                                  beginning     costs and     Other        (A)         close of
Description                       of period     expenses    Additions   Deductions      period
- -----------                       ----------    ----------  ---------   ----------    ----------

Allowance for doubtful accounts:
             1996                    $542          $266       $  -         $ 108          $700
                                      ===           ===        =====         ===           ===


             1995                    $552          $143       $  -         $ 153          $542
                                      ===           ===        =====         ===           ===


             1994                    $807          $ 19       $  -         $ 274          $552
                                      ===           ===        =====         ===           ===

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

 DATE: September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Melvin L. Cooper                    Robert A. Kerr
     ---------------------               ----------------------
     Melvin L. Cooper                    Robert A. Kerr
     Chairman of the Board               Director
     and Chief Executive                 September 27, 1996
     Officer; Director
     September 27, 1996

     John E. Angle                       James C. Miller III
     -------------                       -------------------
     John E. Angle                       James C. Miller III
     Director                            Director
     September 27, 1996                  September 27, 1996

     Gordon S. Dunn                      Stuart J. Northrop
     --------------                      ------------------
     Gordon S. Dunn                      Stuart J. Northrop
     Director                            Director
     September 27, 1996                  September 27, 1996

     William B. Hewitt                   Herbert R. Silver
     -----------------                   -----------------
     William B. Hewitt                   Herbert R. Silver
     President and Chief                 Director
     Operating Officer; Director         September 27, 1996
     September 27, 1996