Form 10-Q
period 1996-09-30
UNION CORP
filed 1996-11-13
CIK 100817

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[ x ]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                    or

[   ]      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996           Commission File Number 1-5371
                      ------------------                                  ------


                             The Union Corporation
                             ---------------------
            (Exact name of Registrant as specified in its charter)


           Delaware                                  25-0848970
   ------------------------            ---------------------------------------
   (State of incorporation)            (I.R.S. Employer Identification Number)


        145 Mason Street, Greenwich, CT                        06830
    --------------------------------------                   ----------
    (Address of principal executive offices)                 (Zip Code)


                                (203) 629-0505
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X               NO
                          ---------              ---------

5,727,346  Common shares were outstanding as of November 6, 1996
---------                                       -----------------

                    THE UNION CORPORATION AND SUBSIDIARIES

       Index to Condensed Consolidated Financial Statements and Exhibits


Part I.      Financial Information:                                       Page
                                                                          ----
             Item 1.       Financial Statements

                           Condensed Consolidated Balance Sheets,
                           September 30, 1996 (Unaudited) and
                           June 30, 1996                                   3

                           Condensed Consolidated Statements of
                           Operations (Unaudited), for the Three
                           Months Ended September 30, 1996 and 1995        4

                           Condensed Consolidated Statements of
                           Cash Flows (Unaudited), for the Three
                           Months Ended September 30, 1996 and 1995        5

                           Condensed Consolidated Statement of
                           Shareholders' Equity (Unaudited), for
                           the Three Months Ended September 30, 1996       6

                           Notes to Condensed Consolidated
                           Financial Statements (Unaudited)                7-8

             Item 2.       Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations (Unaudited)                       9-13

  Part II.   Other Information:

             Item 1.       Legal Proceedings                               14-17

             Item 6.       Exhibits and Reports on Form 8-K                18

             Signatures                                                    19

         THE UNION CORPORATION AND SUBSIDIARIES
         Condensed Consolidated Balance Sheets
    September 30, 1996 (Unaudited) and June 30, 1996
               (In thousands)

                                                          September 30,      June 30,
                                                               1996            1996
                                                          -------------      --------
           ASSETS
           ------
  Current assets:
    Cash                                                       $ 16,106      $ 18,634
    Short-term investments, at cost,
      which approximates market                                  21,159        24,529
    Accounts receivable, trade, less allowance
      for doubtful accounts of $836 and $700                     10,399         9,135
    Prepaid expenses and other current assets                     5,111         5,860
                                                               --------      --------
      Total current assets                                       52,775        58,158

  Property, buildings and equipment, net                          9,602         9,168
  Cost of intangible assets from businesses acquired,
    less accumulated amortization of $9,443 and $9,080           48,952        49,248
  Other assets and deferred charges                               3,544         3,526
  Deferred income taxes                                           2,886         2,886
                                                               --------      --------
      Total assets                                             $117,759      $122,986
                                                               ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
    Accounts payable                                           $  3,573      $  3,531
    Accrued expenses                                             15,992        22,065
    Income taxes payable                                          1,154         1,448
    Current portion of long-term debt                               279           277
                                                               --------      --------
      Total current liabilities                                  20,998        27,321

  Long-term debt                                                 20,566        20,634
  Other liabilities                                              12,181        12,038
                                                               --------      --------
      Total liabilities                                          53,745        59,993
                                                               --------      --------

  Shareholders' equity:
    Common stock, $.50 par value; authorized shares,
      15,000; issued shares 8,668 and 8,601                       4,334         4,300
    Additional paid-in capital                                   44,138        44,708
    Retained earnings                                            52,348        50,791
    Less treasury stock, at cost, 2,941 and 2,941 shares        (36,806)      (36,806)
                                                               --------      --------
      Total shareholders' equity                                 64,014        62,993
                                                               --------      --------
      Total liabilities and shareholders' equity               $117,759      $122,986
                                                               ========      ========

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended September 30, 1996 and 1995
               (Dollars in thousands, except per share amounts)

                                                               1996         1995
                                                           -----------  -----------
  Operating revenues                                       $   28,741   $   23,987
                                                           ----------   ----------

  Expenses:
    Operating expenses                                         19,165       16,126
    Selling, general and administrative expenses                5,670        4,881
    Depreciation and amortization                               1,164        1,025
                                                           ----------   ----------

    Total expenses                                             25,999       22,032
                                                           ----------   ----------

  Operating income                                              2,742        1,955

  Interest expense                                               (350)        (407)
  Interest income                                                 389          374
                                                           ----------   ----------

  Income before income taxes                                    2,781        1,922

  Provision for income taxes                                    1,224          845
                                                           ----------   ----------

  Net income                                               $    1,557   $    1,077
                                                           ==========   ==========

  Primary and fully diluted net income per common share          $.26         $.19
                                                           ==========   ==========

  Average number of common and common equivalent
    shares outstanding:
      Primary                                               5,909,201    5,720,817
      Fully diluted                                         5,913,479    5,723,147

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended September 30, 1996 and 1995
                                (In thousands)

                                                                   1996        1995
                                                                 --------    --------
  Cash Flows From Operating Activities:
  Net income                                                      $ 1,557    $ 1,077
  Adjustments to reconcile net income  to net cash
      provided by operations:
    Depreciation and amortization                                   1,164      1,025
    Deferred compensation expense                                     108         97
    Provision for doubtful accounts                                   173         41
    Provision for deferred income taxes                               900        360
    Fair market value of shares of common stock received
      from an optionee to satisfy withholding tax obligation         (868)         -
    Changes in assets and liabilities:
      Accounts receivable - (increase) decrease                    (1,437)       211
      Prepaid expenses and other current assets - (increase)         (151)      (141)
      Other assets and deferred charges - (increase) decrease         (18)        58
      Accounts payable and accrued expenses - (decrease)           (6,031)    (1,498)
      Income taxes payable - (decrease) increase                     (294)       327
      Other liabilities - increase (decrease)                          35       (310)
                                                                  -------    -------
  Net cash (used by) provided by operating activities              (4,862)     1,247
                                                                  -------    -------

  Cash Flows From Investing Activities:
    Capital expenditures                                           (1,241)      (315)
    Additional purchase price related to the
      purchase of Allied Bond & Collection Agency                     (67)       (66)
    Other                                                               6         14
                                                                  -------    -------
  Net cash (used by) investing activities                          (1,302)      (367)
                                                                  -------    -------

  Cash Flows From Financing Activities:
    Principal payments on long-term debt                              (30)       (27)
    Principal payments on capital lease obligations                   (36)       (26)
    Proceeds from the exercise of stock options                       332          -
                                                                  -------    -------
  Net cash provided by (used by) financing activities                 266        (53)
                                                                  -------    -------

  Net (decrease) increase in cash and short-term  investments      (5,898)       827

  Cash and short-term investments at June 30                       43,163     36,735
                                                                  -------    -------

  Cash and short-term investments at September 30                 $37,265    $37,562
                                                                  =======    =======

  Supplemental disclosures of cash flow information:
    Interest paid                                                 $   351    $   393
    Income taxes paid                                                 618        158

                    THE UNION CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                 For the Three Months Ended September 30, 1996
                            (Dollars in thousands)

                                            Additional
                                   Common    paid-in    Retained   Treasury
                                    stock    capital    earnings    stock
                                   -------  ----------  --------  ---------

Balance at June 30, 1996           $4,300     $44,708   $50,791   $(36,806)

Net income                              -           -     1,557          -

Proceeds from common stock issued
  upon exercise of stock options
  (67,613 shares, net)                 34        (570)        -          -
                                   ------     -------   -------   --------

Balance at September 30, 1996      $4,334     $44,138   $52,348   $(36,806)
                                   ======     =======   =======   ========

During the quarter ended September 30, 1996, options were exercised to purchase 131,000 shares of common stock of the Company and the optionee elected to pay the aggregate exercise price of these options by surrendering to the Company 56,050 shares of common stock of the Company, previously acquired by the optionee, that had a fair market value on the date of exercise equal to the aggregate exercise price. In addition, the optionee elected to satisfy the withholding tax obligations resulting from such exercise by surrendering 12,977 shares of common stock of the Company previously acquired by the optionee and 21,524 shares of common stock of the Company acquired by the optionee in conjunction with the exercise of the options. The shares surrendered to satisfy the withholding tax obligations were valued at the fair market value on the date of exercise of the options.

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

     The financial statements included in this Form 10-Q are presented in accordance with the requirements of the form and may not include all disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's Annual Report for the year ended June 30, 1996.


1. Discontinued Operations
   -----------------------

     The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, which approvals were given in August 1996, to settle the previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Systems Group division (the "Gichner Division"). In accordance with the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company fulfilled its commitment to make compensation for the government's civil claims by paying $5,550,000 in September 1996. The Company also accepted responsibility for the actions of the officers of the former Gichner Division by entering a plea of guilty under the federal False Claims Act, although those actions were concealed from the management of the Company, and paid a fine of $250,000 in August 1996. As previously reported, the Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit), or $.36 loss per share, during the second quarter of fiscal 1996 for its Discontinued Operations, which provision, combined with amounts previously reserved in connection with these matters, covered all costs of the above settlements with the government, and included an accrual for the estimated legal and accounting fees related to the government claims and other costs related to certain discontinued operations of the Company, all of which were terminated or otherwise disposed of prior to fiscal 1990. The net loss provision of $2,065,000 was included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" beginning in the second quarter of fiscal 1996.

     As previously reported, the Company also recorded an $8,000,000 loss provision ($5,200,000 net of tax benefit), or $.92 loss per share, during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of developments regarding the former Gichner

Division (discussed in the preceding paragraph) and environmental matters, principally involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter. The net loss provision of $5,200,000 was included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" beginning in the third quarter of fiscal 1995.

     The $8,000,000 loss provision included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which were expected to be incurred as a result of government claims for the matter involving the former Gichner Division and the estimated legal costs to defend the Company against the claims asserted by the purchaser of the Gichner Division. The $8,000,000 loss provision also included $4,000,000 for environmental matters and approximately $500,000 of costs incurred by the Company during the quarter ended September 30, 1995 for the Gichner Division and environmental matters.

     See Part II, Item 1 of this Form 10-Q for additional information regarding these discontinued operations and claims in connection with the sale of the former Gichner Division.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Liquidity and Capital Resources
-------------------------------

     The Company's financial condition remained very strong and liquid at September 30, 1996 with cash and short-term investments totaling $37,265,000, working capital of $31,777,000 and net worth of $64,014,000. During the three months ended September 30, 1996, the net cash used by operating activities was $4,862,000 compared to the net cash provided by operating activities of $1,247,000 a year ago. This decrease was principally the result of the $5,800,000 aggregate payment made to the federal government regarding the matters involving the former Gichner Division of the Company (See Note 1 of Notes to Condensed Consolidated Financial Statements and the section titled "Gichner Systems Group Division" of Part II, Item 1 of this Form 10-Q for additional information). Excluding the aggregate payment to the federal government, the net cash provided by operating activities was $938,000.

     The Company's capital spending during the three months ended September 30, 1996 was $1,241,000 compared with $315,000 a year ago. This increase was principally attributable to the purchase of computer and office equipment and leasehold improvements by Interactive Performance, Inc. and High Performance Services, Inc., principally due to the start-up of the new outsourcing businesses.

     As of November 6, 1996, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

     Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), the recently formed, wholly-owned subsidiaries of the Company, signed multi-year contracts in fiscal 1996 to provide outsourcing services to AT&T Corp. and Advanta Corp., respectively. As previously announced, Interactive Performance is also providing outsourcing services to Lucent Technologies under a letter of intent. The Company began providing services to AT&T Corp. late in the third quarter of fiscal 1996 while services for Advanta Corp. and Lucent Technologies began late in the fourth quarter of fiscal 1996.

     In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond") for an initial purchase price of approximately $40,300,000. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of September 30, 1996, approximately $971,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank (the "Credit Agreement"). During fiscal 1996, the Company received written confirmation that the bank will extend the revolving line of credit until December 31, 1998, at which time the revolving line of credit will convert to a three year term loan.

     Under the new terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1998 must be repaid by the Company in twelve quarterly installments commencing March 31, 1999 and ending December 31, 2001. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1998, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was 6.44% at September 30, 1996.

     The maximum amount of letters of credit that the bank will issue under the Credit Agreement is currently limited to $5,000,000. As of November 6, 1996, the Company was contingently liable for outstanding letters of credit aggregating approximately $3,725,000 which reduced the amount available for letters of credit under the Credit Agreement to approximately $1,275,000.

     Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at September 30, 1996 was approximately $3,100,000, which amount is included in "Other liabilities" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement; previously such consulting services were to be rendered by the Chairman for the remainder of his life. The discounted net present value of the aggregate consulting fees was approximately $2,400,000 at September 30, 1996, which will be expensed as the services are rendered.

     In accordance with the employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company, the subsidiary deposited approximately $1,500,000 into a trust during fiscal 1996, which represented the deferred bonuses, and related interest, previously earned by the chairman. In accordance with the agreement, the chairman withdrew $250,000 in January 1996 and may withdraw $250,000 each January thereafter until the entire amount deposited in the trust, including all earnings and net of any losses, has been paid. The chairman may also withdraw the balance remaining in the trust upon retirement. As of September 30, 1996, $250,000 of the balance remaining in the trust is included in the Condensed Consolidated Balance Sheet in "Prepaid and other current assets" and approximately $1,000,000 is included in "Other assets and deferred charges".

     The Company and its subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this Form 10-Q. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon currently available data.

     Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to above are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of the Legal Proceedings and the matters relating to Discontinued Operations described in
Part II, Item 1 of this Form 10-Q will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 14 will have a material adverse impact on the Company's future results of operations. However, there is no way to be certain that future developments relating to the environmental matters, or the matters involving the Company's former Gichner Systems Group division described in Part II, Item 1 of this Form 10-Q, will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

     Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.


Three Months Ended September 30, 1996  vs. Three Months Ended
-------------------------------------------------------------
September 30, 1995
------------------

Operating Revenues
------------------

     Operating revenues increased by 20% to $28,741,000 for the three months ended September 30, 1996 compared with $23,987,000 for the three months ended September 30, 1995 reflecting increases at Transworld Systems Inc. ("Transworld Systems") and Capital Credit Corporation ("Capital Credit") and, most significantly, the inclusion of revenues from the Company's recently formed Interactive Performance and High Performance Services subsidiaries, which began operations late in the third and fourth quarters of fiscal 1996, respectively. Revenues at Transworld Systems were $14,885,000 for the three months ended September 30, 1996 compared with $13,816,000 a year ago.
Revenues at Capital Credit increased by 16% in the first quarter of fiscal 1997 compared with a year ago, which was the result of an increase in the level of placements received from its clients. Allied Bond reported a 5% decrease in revenues compared with a year ago primarily resulting from the changing market conditions previously reported, such as reduced collectibility of accounts placed for collection and lower commission rates in certain key markets. Allied also reported an increase in the dollar value of accounts placed for collection from its clients during the three months ended September 30, 1996 compared to a year ago.

Operating Expenses
------------------

     Operating expenses increased by $3,039,000 for the three months ended September 30, 1996 compared with the three months ended September 30, 1995. The increase was attributable to increases in operating expenses at Transworld Systems and Capital Credit, which expenses increased at a rate proportionately less than their respective increases in revenues, and the inclusion of the operating expenses of Interactive Performance and High Performance Services, partially offset by a decrease in operating expenses at Allied Bond.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased by $789,000 for the three months ended September 30, 1996 compared with the three months ended September 30, 1995. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and High Performance Services, and increases at Transworld Systems, Capital Credit and the Corporate office.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense increased by $139,000 for the three months ended September 30, 1996 compared with the three months ended September 30, 1995 due to the inclusion of Interactive Performance and High Performance Services.

Operating Income
----------------

     Operating income was $2,742,000 for the three months ended September 30, 1996 compared with $1,955,000 for the three months ended September 30, 1995. This increase was due to increases at Transworld Systems, Captial Credit and Allied Bond, and the inclusion of the operating results of Interactive Performance and High Performance Services, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $3,314,000 for the quarter ended September 30, 1996, an increase of 13%, compared with $2,925,000 a year ago, principally reflecting the increase in its revenues and an operating margin of 21%, after amortization of goodwill, for the first quarter of fiscal 1997. Capital Credit's operating income increased by 11% for the three months ended September 30, 1996 compared with a year ago. Allied Bond continued to operate profitably, after amortization of goodwill and depreciation expense related to its acquisition, and reported an increase in operating income for the three months ended September 30, 1996 compared with a year ago, despite the modest decrease in revenues compared with a year ago.

Interest Expense and Interest Income
------------------------------------

     Interest expense decreased by $57,000 for the three months ended September 30, 1996 compared with a year ago principally due to a decrease in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $15,000 for the three months ended September 30, 1996 compared with a year ago, due to higher average short-term investment balances, partially offset by lower interest rates.

     During the three months ended September 30, 1996 and 1995, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
------------

     The Company's effective income tax rate for continuing operations was 44% for the three months ended September 30, 1996 and 1995.

Part II - Other Information (Unaudited)
---------------------------------------

Item 1.  Legal Proceedings:
--------------------------

     In addition to the continuing environmental clean-up efforts and other matters described below, the Company and certain subsidiaries are parties to a number of lawsuits arising in the ordinary course of business.

     In a lawsuit brought in 1993 by three individuals engaged by Transworld Systems as independent contractors, in which it was alleged that Transworld Systems has improperly treated the plaintiffs as independent contractors rather than employees, all of the asserted claims have been dismissed by the Court in 1996 with prejudice.

     Some of the same persons and others have also brought suit against Transworld Systems and certain of its directors and officers, alleging breach of contract and mental distress as a result of Transworld Systems' failure to supply plaintiffs with certain business information including copies of a monthly publication distributed by Transworld Systems. Several persons have also brought suit alleging wrongful termination. The claims in these actions against Transworld Systems have been reviewed by counsel and, based upon their assessment, management has concluded that the claims are without merit.

     Four alleged class actions have been brought against Transworld Systems and one alleged class action has been brought against Allied Bond by debtors who received written collection notices from either Transworld Systems or its Credit Management Services division, or Allied Bond, respectively. Plaintiffs in these actions allege that such letters violated various provisions of the federal Fair Debt Collection Practices Act or comparable state regulations. The claims in these actions have been reviewed by counsel and, based on their assessment, management has concluded that the claims are of doubtful merit. Both Transworld Systems and Allied Bond intend to vigorously defend these respective actions.

     Based on current estimates and information, the Company does not believe that the ultimate resolution of the above lawsuits will have a material adverse impact on the Company's overall financial condition or future results of operations.

Gichner Systems Group Division:

     The Company sold the assets and business of the Company's Gichner Systems Group division (the "Gichner Division") to Gichner Systems Group, Inc. (the "Purchaser") in 1989 and, accordingly, reflected the Gichner Division as a discontinued operation in the Company's Consolidated Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Gichner Division, who were also members of the group that purchased the Gichner Division from the Company and who were officers of the Purchaser, in connection with certain government contracts negotiated prior to the sale. After investigation, the former officers who were then working for the Purchaser were terminated for cause by the Purchaser, and the Company and Purchaser tendered to the Department of Defense a report of the results of their investigation.

     The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, which approvals were given in August 1996, to settle the government's claims against the Company. In accordance with the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company fulfilled its commitment to make compensation for the government's civil claims by paying $5,550,000 in September 1996. The Company also accepted responsibility for the actions of the officers of the former Gichner Division by entering a plea of guilty under the federal False Claims Act, although those actions were concealed from the management of the Company, and paid a fine of $250,000 in August 1996.

     The Purchaser, which has pled guilty to obstruction of justice as a result of its hindrance of the government's investigation and its destruction of documents related to this matter, commenced suit against the Company in which it alleges misrepresentation and breach by the Company of the provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company denies each of the claims and intends to vigorously defend this action. Although management believes the reserve established for this matter is adequate based on current information, there is no way to be certain that future developments will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of this matter will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

     Two former officers of the Gichner Division filed suit against the Company for retirement benefits which the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Gichner Division. Appeals are pending in these matters. The estate of a third former officer of the Gichner Division has filed suit against the Company for similar claims, which the Company denies and intends to vigorously defend.

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

     One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be de minimus (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. The Company has recorded what it believes to be a reasonable estimate of its potential liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comment.
The Company's environmental counsel retained two environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these consulting firms indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed and such findings have been submitted to the EPA. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision recorded during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990, included a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters included the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government regarding this site, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued in fiscal 1997. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the three months ended September 30, 1996 or the three years ended June 30, 1996 due to the adequacy of previously recorded reserve balances based on information available at that time. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

  Item 6.  Exhibits and Reports on Form 8-K:
  -----------------------------------------


  (a)  Exhibits:
       --------

       Exhibit No. 11     Computation of Primary and Fully Diluted Earnings Per
                          Share  (Unaudited)

       Exhibit No. 27     Financial Data Schedule (Unaudited)


  (b)  Reports on Form 8-K:
       -------------------

       There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE UNION CORPORATION
                                (Registrant)



Date:  November 12, 1996        By:   Melvin L. Cooper
                                      --------------------------------------
                                      Melvin L. Cooper
                                      Chairman of the Board
                                      (Chief Executive Officer)



Date:  November 12, 1996        By:   Nicholas P. Gill
                                      --------------------------------------
                                      Nicholas P. Gill
                                      Vice President,
                                      Treasurer and Secretary
                                      (Chief Financial Officer)