Form 10-Q
period 1996-12-31
UNION CORP
filed 1997-02-13
CIK 100817

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[ x ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarter Ended December 31, 1996            Commission File Number 1-5371
                      -----------------            -----------------------------


                             The Union Corporation
              ---------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        Delaware                                           25-0848970
------------------------                ----------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


             145 Mason Street, Greenwich, CT              06830
          --------------------------------------        ---------
       (Address of principal executive offices)        (Zip Code)


                                (203) 629-0505
               -------------------------------------------------
             (Registrant's telephone number, including area code)


       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES     X               NO
                                                ---------              ---------

          5,730,345 Common shares were outstanding as of February 7, 1997
          ---------                                      ------------------

                    THE UNION CORPORATION AND SUBSIDIARIES

       Index to Condensed Consolidated Financial Statements and Exhibits


Part I.       Financial Information:                                  Page
                                                                      ----

              Item 1.   Financial Statements

                        Condensed Consolidated Balance Sheets,
                        December 31, 1996 (Unaudited) and
                        June 30, 1996                                   3

                        Condensed Consolidated Statements of
                        Operations (Unaudited), for the Six
                        Months Ended December 31, 1996 and 1995         4

                        Condensed Consolidated Statements of
                        Operations (Unaudited), for the Three
                        Months Ended December 31, 1996 and 1995         5

                        Condensed Consolidated Statements of
                        Cash Flows (Unaudited), for the Six
                        Months Ended December 31, 1996 and 1995         6

                        Condensed Consolidated Statement of
                        Shareholders' Equity (Unaudited), for
                        the Six Months Ended December 31, 1996          7

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)               8-9

              Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations (Unaudited)                     10-15

Part II.      Other Information (Unaudited):

              Item 1.   Legal Proceedings                             16-19

              Item 4.   Submission of Matters to a Vote of
                        Security Holders                               20

              Item 6.   Exhibits and Reports on Form 8-K               20

              Signatures                                               21

                    THE UNION CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                December 31, 1996 (Unaudited) and June 30, 1996
                                (In thousands)

                                                               December 31,    June 30,
                                                                   1996          1996
                                                               ------------    --------
   ASSETS
   ------
Current assets:
 Cash                                                             $ 15,869     $ 18,634
 Short-term investments, at cost,
  which approximates market                                         24,644       24,529
 Accounts receivable, trade, less allowance
  for doubtful accounts of $775 and $700                             8,768        9,135
 Prepaid expenses and other current assets                           4,582        5,860
                                                                  --------     --------
  Total current assets                                              53,863       58,158

Property, buildings and equipment, net                               9,083        9,168
Cost of intangible assets from businesses acquired,
 less accumulated amortization of $9,805 and $9,080                 48,657       49,248
Other assets and deferred charges                                    3,455        3,526
Deferred income taxes                                                2,886        2,886
                                                                  --------     --------
  Total assets                                                    $117,944     $122,986
                                                                  ========     ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
 Accounts payable                                                 $  3,021     $  3,531
 Accrued expenses                                                   18,804       22,065
 Income taxes payable                                                  867        1,448
 Current portion of long-term debt                                     282          277
                                                                  --------     --------
  Total current liabilities                                         22,974       27,321

Long-term debt                                                      20,495       20,634
Other liabilities                                                    8,991       12,038
                                                                  --------     --------
  Total liabilities                                                 52,460       59,993
                                                                  --------     --------

Shareholders' equity:
 Common stock, $.50 par value; authorized shares,
  15,000; issued shares 8,671 and 8,601                              4,335        4,300
 Additional paid-in capital                                         44,166       44,708
 Retained earnings                                                  53,789       50,791
 Less treasury stock, at cost, 2,941 and 2,941 shares              (36,806)     (36,806)
                                                                  --------     --------
  Total shareholders' equity                                        65,484       62,993
                                                                  --------     --------
  Total liabilities and shareholders' equity                      $117,944     $122,986
                                                                  ========     ========

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
              For the Six Months Ended December 31, 1996 and 1995
               (Dollars in thousands, except per share amounts)

                                                                     1996         1995
                                                                  ----------   ----------
Operating revenues                                                $   57,718   $   48,056
                                                                  ----------   ----------

Expenses:
 Operating expenses                                                   38,690       32,458
 Selling, general and administrative expenses                         11,399        9,656
 Depreciation and amortization                                         2,326        2,018
                                                                  ----------   ----------

 Total expenses                                                       52,415       44,132
                                                                  ----------   ----------

Operating income                                                       5,303        3,924

Interest expense                                                        (696)        (788)
Interest income                                                          746          748
                                                                  ----------   ----------

Income from continuing operations
 before income taxes                                                   5,353        3,884

Provision for income taxes                                             2,355        1,709
                                                                  ----------   ----------

Income from continuing operations                                      2,998        2,175

Discontinued operations loss provision
 (net of tax benefit of $935)                                              -       (2,065)
                                                                  ----------   ----------

Net income                                                        $    2,998   $      110
                                                                  ==========   ==========

Primary and fully diluted income (loss) per common share:
 Income from continuing operations                                $      .51    $     .38
 Discontinued operations loss provision                                    -         (.36)
                                                                  ----------   ----------
 Net income                                                       $      .51    $     .02
                                                                  ==========   ==========

Average number of common and common equivalent
 shares outstanding:
  Primary                                                          5,904,829    5,734,729
  Fully diluted                                                    5,912,175    5,789,605

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended December 31, 1996 and 1995
               (Dollars in thousands, except per share amounts)

                                                                 1996         1995
                                                             -----------  -----------

Operating revenues                                           $   28,977   $   24,069
                                                             ----------   ----------

Expenses:
  Operating expenses                                             19,525       16,332
  Selling, general and administrative expenses                    5,729        4,775
  Depreciation and amortization                                   1,162          993
                                                             ----------   ----------

  Total expenses                                                 26,416       22,100
                                                             ----------   ----------

Operating income                                                  2,561        1,969

Interest expense                                                   (346)        (381)
Interest income                                                     357          374
                                                             ----------   ----------

Income from continuing operations
  before income taxes                                             2,572        1,962

Provision for income taxes                                        1,131          864
                                                             ----------   ----------

Income from continuing operations                                 1,441        1,098

Discontinued operations loss provision
  (net of tax benefit of $935)                                        -       (2,065)
                                                             ----------   ----------

Net income (loss)                                            $    1,441   $     (967)
                                                             ==========   ==========

Primary and fully diluted income (loss) per common share:
  Income from continuing operations                          $      .24   $      .19
  Discontinued operations loss provision                              -         (.36)
                                                             ----------   ----------
  Net income (loss)                                          $      .24   $     (.17)
                                                             ==========   ==========

Average number of common and common equivalent
  shares outstanding:
    Primary                                                   5,900,186    5,747,793
    Fully diluted                                             5,909,406    5,793,259

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended December 31, 1996 and 1995
                                (In thousands)


                                                                           1996        1995
                                                                         --------   ---------
Cash Flows From Operating Activities:
Net income                                                               $ 2,998    $    110
Adjustments to reconcile net income  to net cash
  provided by operations:
 Discontinued operations loss provision, net of tax benefit                    -       2,065
 Depreciation and amortization                                             2,326       2,018
 Deferred compensation expense                                               194         193
 Provision for doubtful accounts                                             129         108
 Provision for deferred income taxes                                         900       1,153
 Changes in assets and liabilities:
  Accounts receivable - decrease                                             238         266
  Prepaid expenses and other current assets - decrease (increase)            378        (863)
  Other assets and deferred charges - decrease (increase)                     71        (885)
  Accounts payable and accrued expenses - (decrease)                      (7,489)       (629)
  Income taxes payable - (decrease)                                         (581)       (746)
  Other liabilities - increase (decrease)                                    477        (963)
                                                                        --------   ---------
Net cash (used by) provided by operating activities                         (359)      1,827
                                                                        --------   ---------

Cash Flows From Investing Activities:
 Capital expenditures                                                     (1,523)       (373)
 Additional purchase price related to the
  purchase of Allied Bond & Collection Agency                               (134)       (131)
 Other                                                                         7          31
                                                                        --------   ---------
Net cash (used by) investing activities                                   (1,650)       (473)
                                                                        --------   ---------

Cash Flows From Financing Activities:
 Principal payments on long-term debt                                        (59)        (54)
 Principal payments on capital lease obligations                             (75)        (52)
 Fair market value of shares of common stock received
  from an optionee to satisfy withholding tax obligation                    (868)          -
 Proceeds from the exercise of stock options                                 361           -
                                                                        --------   ---------
Net cash (used by) financing activities                                     (641)       (106)
                                                                        --------   ---------

Net (decrease) increase in cash and short-term  investments               (2,650)      1,248

Cash and short-term investments at June 30                                43,163      36,735
                                                                        --------   ---------

Cash and short-term investments at December 31                           $40,513    $ 37,983
                                                                        ========   =========

Supplemental disclosures of cash flow information:
 Interest paid                                                           $   685    $    748
 Income taxes paid                                                         2,036       1,302

                    THE UNION CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                  For the Six Months Ended December 31, 1996
                            (Dollars in thousands)

                                                   Additional
                                           Common     paid-in   Retained    Treasury
                                            stock     capital   earnings       stock
                                           ------     -------   --------   ---------
Balance at June 30, 1996                   $4,300     $44,708    $50,791    $(36,806)

Net income                                      -           -      1,557           -

Proceeds from common stock issued
  upon exercise of stock options
  (67,613 shares, net)                         34        (570)         -           -
                                           ------     -------   --------   ---------

Balance at September 30, 1996               4,334      44,138     52,348     (36,806)

Net income                                      -           -      1,441           -

Proceeds from common stock issued
  upon exercise of stock options
  (2,333 shares)                                1          28          -           -
                                           ------     -------   --------   ---------

Balance at December 31, 1996               $4,335     $44,166    $53,789    $(36,806)
                                           ======     =======   ========   =========


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

          The $8,000,000 loss provision included an accrual of $3,500,000 for estimated legal and accounting fees and settlement costs which were expected to be incurred as a result of government claims for the matter involving the former Gichner Division and the estimated legal costs to defend the Company against the claims asserted by the purchaser of the Gichner Division. The $8,000,000 loss provision also included $4,000,000 for environmental matters and approximately $500,000 of costs incurred by the Company during the quarter ended March 31, 1995 for the Gichner Division and environmental matters.

          See Part II, Item 1 of this Form 10-Q for additional information regarding these discontinued operations and claims in connection with the sale of the former Gichner Division.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Liquidity and Capital Resources
-------------------------------

          The Company's financial condition remained very strong and liquid at December 31, 1996 with cash and short-term investments totaling $40,513,000, working capital of $30,889,000 and net worth of $65,484,000. During the six months ended December 31, 1996, the net cash used by operating activities was $359,000 compared to the net cash provided by operating activities of $1,827,000 a year ago. This decrease was principally the result of the $5,800,000 aggregate payment made to the federal government regarding the matters involving the former Gichner Division of the Company (See Note 1 of Notes to Condensed Consolidated Financial Statements and the section titled "Gichner Systems Group Division" of Part II, Item 1 of this Form 10-Q for additional information). Excluding the aggregate payment to the federal government, the net cash provided by operating activities was $5,441,000 an increase of $3,614,000 compared to a year ago. This increase was principally the result of improved year-to-date operating results at the preexisting account receivable management companies and the inclusion of the results of new outsourcing companies. The six months ended December 31, 1995 also included an increase in other current assets and other assets of $900,000 for cash deposited into a trust established to fund deferred bonuses for a chairman of a subsidiary of the Company.

          The Company's capital spending during the six months ended December 31, 1996 was $1,523,000 compared with $373,000 a year ago. This increase was principally attributable to the purchase of computer and office equipment and leasehold improvements by Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), principally due to the start-up of the new outsourcing businesses.

          As of February 7, 1997, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. Future purchases, if any, by the Company of its common stock will be funded with available funds.

          Interactive Performance and High Performance Services, wholly-owned subsidiaries of the Company, signed multi-year contracts in fiscal 1996 to provide outsourcing services to AT&T Corp. and Advanta Corp., respectively. As previously announced, Interactive Performance is also providing outsourcing services to Lucent Technologies under a letter of intent. The Company began providing services to AT&T Corp. late in the third quarter of fiscal 1996 while services for Advanta Corp. and Lucent Technologies began late in the fourth quarter of fiscal 1996.

          In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond") for an initial purchase price of approximately $40,300,000. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of December 31, 1996, approximately $1,038,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank (the "Credit Agreement"). During fiscal 1996, the bank extended the revolving line of credit until December 31, 1998, at which time the revolving line of credit will convert to a three year term loan.

          Under the new terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1998 must be repaid by the Company in twelve quarterly installments commencing March 31, 1999 and ending December 31, 2001. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1998, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was 6.25% at December 31, 1996.

          The maximum amount of letters of credit that the bank will issue under the Credit Agreement is currently limited to $5,000,000. As of February 7, 1997, the Company was contingently liable for outstanding letters of credit aggregating approximately $3,725,000 which reduced the amount available for letters of credit under the Credit Agreement to approximately $1,275,000.

          Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will, together with certain other amounts, be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at December 31, 1996 was approximately $3,100,000, which amount is included in "Accrued expenses" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement; previously such consulting services were to be rendered by the Chairman for the remainder of his life. The discounted net present value of the aggregate consulting fees was approximately $2,500,000 at December 31, 1996, which will be expensed as the services are rendered.

          In accordance with the employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company, the subsidiary deposited approximately $1,500,000 into a trust during fiscal 1996, which represented the deferred bonuses, and related interest, previously earned by the chairman. In accordance with the agreement, the chairman withdrew $250,000 in January 1996 and may withdraw $250,000 each January thereafter until the entire amount deposited in the trust, including all earnings and net of any losses, has been paid. The chairman may also withdraw the balance remaining in the trust upon retirement. As of December 31, 1996, $250,000 of the balance remaining in the trust is included in the Condensed Consolidated Balance Sheet in "Prepaid and other current assets" and approximately $1,000,000 is included in "Other assets and deferred charges".

          The Company and its subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this Form 10-Q. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon currently available data.

          Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to above are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of the Legal Proceedings and the matters relating to Discontinued Operations described in
Part II, Item 1 of this Form 10-Q will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 16 will have a material adverse impact on the Company's future results of operations. However, there is no way to be certain that future developments relating to the environmental matters, or the matters involving the Company's former Gichner Systems Group division described in Part II, Item 1 of this Form 10-Q, will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

          Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.


Six Months Ended December 31, 1996  vs. Six Months Ended December 31, 1995
--------------------------------------------------------------------------

Operating Revenues
------------------

          Operating revenues increased by 20% to $57,718,000 for the six months ended December 31, 1996 compared with $48,056,000 for the six months ended December 31, 1995 reflecting increases at Transworld Systems Inc. ("Transworld Systems") and Capital Credit Corporation ("Capital Credit") and, most significantly, the inclusion of revenues from the Company's Interactive Performance and High Performance Services subsidiaries, which began operations late in the third and fourth quarters of fiscal 1996, respectively. Revenues at Transworld Systems were $29,456,000 for the six months ended December 31, 1996 compared with $27,990,000 a year ago. Revenues at Capital Credit increased by 19% for the six months ended December 31, 1996 compared with a year ago, which was the result of an increase in the dollar value of accounts placed for collection from its clients. Allied Bond reported a 9% decrease in revenues compared with a year ago primarily resulting from a decrease in the number of collectors employed by Allied Bond and the changing market conditions previously reported, such as reduced collectibility of accounts placed for collections. Allied also reported an increase in the dollar value of accounts placed for collection from its clients during the six months ended December 31, 1996 compared to a year ago.

Operating Expenses
------------------

          Operating expenses increased by $6,232,000 for the six months ended December 31, 1996 compared with the six months ended December 31, 1995. The increase was attributable to increases in operating expenses at Transworld Systems and Capital Credit, which expenses increased at a rate proportionately less than their respective increases in revenues and, most significantly, the inclusion of the operating expenses of Interactive Performance and High Performance Services, partially offset by a decrease in operating expenses at Allied Bond.

Selling, General and Administrative Expenses
--------------------------------------------

          Selling, general and administrative expenses increased by $1,743,000 for the six months ended December 31, 1996 compared with the six months ended December 31, 1995. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and High Performance Services, and increases at Transworld Systems, Capital Credit and the Corporate office.

Depreciation and Amortization
-----------------------------

          Depreciation and amortization expense increased by $308,000 for the six months ended December 31, 1996 compared with the six months ended December 31, 1995 due to the inclusion of the depreciation expense of Interactive Performance and High Performance Services, partially offset by decreases in depreciation expense at Transworld Systems, Capital Credit and Allied Bond.

Operating Income
----------------

          Operating income increased by 35% to $5,303,000 for the six months ended December 31, 1996 compared with $3,924,000 for the six months ended December 31, 1995. This increase was due to increases at Transworld Systems and Capital Credit, and the inclusion of the operating results of Interactive Performance and High Performance Services, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $6,600,000 for the six months ended December 31, 1996, an increase of 12%, compared with $5,879,000 a year ago, principally reflecting the increase in its revenues and an operating margin in excess of 22%, before amortization of goodwill, for the six months ended December 31, 1996. Capital Credit's operating income increased significantly for the six months ended December 31, 1996 compared with a year ago. Allied Bond reported only a slight decrease in operating income, before amortization of goodwill and depreciation expense related to its acquisition, for the six months ended December 31, 1996 compared to a year ago despite a 9% decrease in revenues compared with a year ago.

Interest Expense and Interest Income
------------------------------------

          Interest expense decreased by $92,000 for the six months ended December 31, 1996 compared with a year ago principally due to a decrease in the interest rate charged for the borrowings under the Credit Agreement. Interest income was essentially unchanged for the six months ended December 31, 1996 compared with a year ago.

          During the six months ended December 31, 1996 and 1995, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
------------

          The Company's effective income tax rate for continuing operations was 44% for the six months ended December 31, 1996 and 1995.


Three Months Ended December 31, 1996  vs. Three Months Ended December 31, 1995
------------------------------------------------------------------------------

Operating Revenues
------------------

          Operating revenues increased by 20% to $28,977,000 for the three months ended December 31, 1996 compared with $24,069,000 for the three months ended December 31, 1995 reflecting increases at Transworld Systems and Capital Credit and, most significantly, the inclusion of revenues from the Company's Interactive Performance and High Performance Services subsidiaries, which began operations late in the third and fourth quarters of fiscal 1996, respectively. Revenues at Transworld Systems were $14,571,000 for the three months ended December 31, 1996 compared with $14,174,000 a year ago. Revenues at Capital Credit increased by 22% for the three months ended December 31, 1996 compared with a year ago, which was the result of an increase in the dollar value of accounts placed for collection from its clients. Allied Bond reported a 13% decrease in revenues compared with a year ago primarily resulting from a decrease in the number of collectors employed by Allied Bond and the changing market conditions previously reported, such as reduced collectibility of accounts placed for collection. Allied also reported an increase in the dollar value of accounts placed for collection from its clients during the three months ended December 31, 1996 compared to a year ago.

Operating Expenses
------------------

          Operating expenses increased by $3,193,000 for the three months ended December 31, 1996 compared with the three months ended December 31, 1995. The increase was attributable to increases in operating expenses at Transworld Systems and Capital Credit, which expenses increased at a rate proportionately less than their respective increases in revenues and, most significantly, the inclusion of the operating expenses of Interactive Performance and High Performance Services, partially offset by a decrease in operating expenses at Allied Bond.

Selling, General and Administrative Expenses
--------------------------------------------

          Selling, general and administrative expenses increased by $954,000 for the three months ended December 31, 1996 compared with the three months ended December 31, 1995. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and High Performance Services, and increases at Transworld Systems, Capital Credit and the Corporate office.

Depreciation and Amortization
-----------------------------

          Depreciation and amortization expenses increased by $169,000 for the three months ended December 31, 1996 compared with the three months ended December 31, 1995 due to the inclusion of the depreciation expense of Interactive Performance and High Performance Services, partially offset by decreases in depreciation expense at Transworld Systems, Capital Credit and Allied Bond.

Operating Income
----------------

          Operating income increased by 30% to $2,561,000 for the three months ended December 31, 1996 compared with $1,969,000 for the three months ended December 31, 1995. This increase was due to increases at Transworld Systems and Capital Credit, and the inclusion of the operating results of Interactive Performance and High Performance Services, partially offset by a decrease in operating income at Allied Bond, before amortization of goodwill and depreciation expense related to its acquisition, and an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $3,286,000 for the three months ended December 31, 1996, an increase of 11%, compared with $2,954,000 a year ago, principally reflecting the increase in its revenues and an operating margin in excess of 22%, before amortization of goodwill, for the three months ended December 31, 1996. Capital Credit's operating income increased significantly for the three months ended December 31, 1996 compared with a year ago.

Interest Expense and Interest Income
------------------------------------

          Interest expense decreased by $35,000 for the three months ended December 31, 1996 compared with a year ago principally due to a decrease in the interest rate charged for the borrowings under the Credit Agreement. Interest income was essentially unchanged for the three months ended December 31, 1996 compared with a year ago.

          During the three months ended December 31, 1996 and 1995, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
------------

          The Company's effective income tax rate for continuing operations was 44% for the three months ended December 31, 1996 and 1995.

Part II - Other Information (Unaudited)
---------------------------------------

Item 1.  Legal Proceedings:
---------------------------

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

          The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comment. The Company's environmental counsel retained two environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these consulting firms indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed and such findings have been submitted to the EPA. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the $8,000,000 loss provision recorded during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990, included a provision of approximately $4,000,000 for environmental matters. The provision for environmental matters included the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government regarding this site, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued within the next twelve months. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

          It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the six months ended December 31, 1996 or the three years ended June 30, 1996 due to the adequacy of previously recorded reserve balances based on information available at that time. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

Item 4.  Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

On November 14, 1996, the Company held its Annual Meeting of Stockholders. The following matter was voted on and approved by the stockholders:

          Messrs. Melvin L. Cooper and Gordon S. Dunn were re-elected to the Board of Directors and Messrs. John E. Angle, William B. Hewitt, Robert A. Kerr, James C. Miller III, Stuart J. Northrop and Herbert R. Silver continued to serve as members of the Board of Directors after the meeting.

Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

(a)  Exhibits:
     ---------

     Exhibit No. 11    Computation of Primary and Fully Diluted Earnings Per
                       Share  (Unaudited)

     Exhibit No. 27    Financial Data Schedule (Unaudited)


(b)  Reports on Form 8-K:
     --------------------

     There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                 SIGNATURES
                                 ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE UNION CORPORATION
                                 (Registrant)



Date:  February 12, 1997      By: Melvin L. Cooper
                                  ------------------------------
                                  Melvin L. Cooper
                                  Chairman of the Board
                                  (Chief Executive Officer)



Date:  February 12, 1997      By: Nicholas P. Gill
                                  -------------------------------
                                  Nicholas P. Gill
                                  Vice President,
                                  Treasurer and Secretary
                                  (Chief Financial Officer)