Form 10-K/A
period 1996-06-30
UNION CORP
filed 1997-02-25
CIK 100817

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------
                               F O R M   10 - K/A

                               (Amendment No. 1)
              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                      THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended June 30, 1996          Commission file number 1-5371

                                       OR
                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .
                               ----------    ----------

                             ----------------------


                             THE UNION CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   25-0848970
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

145 MASON STREET, GREENWICH, CONNECTICUT                     06830
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (203) 629-0505

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                  NAME OF EXCHANGE ON WHICH REGISTERED
   -------------------                  ------------------------------------
Common Stock, $.50 Par Value                  New York Stock Exchange

Securities registered pursuant to Section l2(g) of the Act:  None

                          ---------------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [_]

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

INSERT THE FOLLOWING IMMEDIATELY FOLLOWING THE COVER PAGE:

          The Union Corporation (the "Registrant" or the "Company"), a Delaware corporation, is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "Original Report") in order to file a revised version of Exhibit 10(n) (i.e., Contract between Advanta Corp. and High Performance Services, Inc. dated August 16, 1996) to the Original Report, which revised version includes text as to which confidential treatment was originally requested but is no longer being sought. Notwithstanding the foregoing, confidential portions of Exhibit 10(n) as to which confidential treatment has been granted by the Securities and Exchange Commission (the "Commission") are omitted from the copy of Exhibit 10(n) filed with this Amendment and have been filed separately with the Commission.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 1997.

                                     THE UNION CORPORATION
                                        (Registrant)



                                     By: /s/Melvin L. Cooper
                                        --------------------------------------
                                         Melvin L. Cooper
                                         Chairman of the Board
                                         (Chief Executive Officer)



                                     By: /s/Nicholas P. Gill
                                        -------------------------------------
                                         Nicholas P. Gill
                                         Vice President, Treasurer and Secretary
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)