Form 10-Q
period 1997-03-31
UNION CORP
filed 1997-05-14
CIK 100817

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


For the Quarter Ended March 31, 1997            Commission File Number 1-5371
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

                     YES     X               NO
                         ---------              -----------

    5,731,344    Common shares were outstanding as of          May 7, 1997
  -------------                                       ------------------------

                    THE UNION CORPORATION AND SUBSIDIARIES

       Index to Condensed Consolidated Financial Statements and Exhibits

Part I.       Financial Information:                             Page
                                                                 -----

              Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets,
                         March 31, 1997 (Unaudited) and
                         June 30, 1996                               3

                         Condensed Consolidated Statements of
                         Operations (Unaudited), for the Nine
                         Months Ended March 31, 1997 and 1996        4

                         Condensed Consolidated Statements of
                         Operations (Unaudited), for the Three
                         Months Ended March 31, 1997 and 1996        5

                         Condensed Consolidated Statements of
                         Cash Flows (Unaudited), for the Nine
                         Months Ended March 31, 1997 and 1996        6

                         Condensed Consolidated Statement of
                         Shareholders' Equity (Unaudited), for
                         the Nine Months Ended March 31, 1997        7

                         Notes to Condensed Consolidated
                         Financial Statements (Unaudited)          8-9

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations (Unaudited)               10-15

Part II.   Other Information (Unaudited):

           Item 1.       Legal Proceedings                       16-19

           Item 6.       Exhibits and Reports on Form 8-K           20

           Signatures                                               21

                    THE UNION CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                 March 31, 1997 (Unaudited) and June 30, 1996
                                (In thousands)



                                                        March 31,  June 30,
                                                             1997      1996
                                                         --------  --------
   ASSETS
   ------

Current assets:
 Cash                                                    $ 15,762  $ 18,634
 Short-term investments, at cost,
  which approximates market                                29,079    24,529
 Accounts receivable, trade, less allowance
  for doubtful accounts of $931 and $700                    9,990     9,135
 Prepaid expenses and other current assets                  4,259     5,860
                                                         --------  --------
  Total current assets                                     59,090    58,158

Property, buildings and equipment, net                      8,882     9,168
Cost of intangible assets from businesses acquired,
 less accumulated amortization of $10,169 and $9,080       48,351    49,248
Other assets and deferred charges                           3,360     3,526
Deferred income taxes                                       2,886     2,886
                                                         --------  --------
  Total assets                                           $122,569  $122,986
                                                         ========  ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Accounts payable                                        $  3,344   $  3,531
  Accrued expenses                                          20,458     22,065
  Income taxes payable                                       1,731      1,448
  Current portion of long-term debt                            279        277
                                                          --------   --------
    Total current liabilities                               25,812     27,321

Long-term debt                                              20,428     20,634
Other liabilities                                            8,295     12,038
                                                          --------   --------
    Total liabilities                                       54,535     59,993
                                                          --------   --------

Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,672 and 8,601                    4,336      4,300
  Additional paid-in capital                                44,189     44,708
  Retained earnings                                         56,315     50,791
  Less treasury stock, at cost, 2,941 and 2,941 shares     (36,806)   (36,806)
                                                          --------   --------
    Total shareholders' equity                              68,034     62,993
                                                          --------   --------
    Total liabilities and shareholders' equity            $122,569   $122,986
                                                          ========   ========

                    THE UNION CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
               For the Nine Months Ended March 31, 1997 and 1996
               (Dollars in thousands, except per share amounts)



                                                    1997      1996
                                                  --------  --------

Operating revenues                                $89,892   $75,293
                                                  -------   -------

Expenses:
  Operating expenses                               58,789    49,421
  Selling, general and administrative expenses     17,900    15,219
  Depreciation and amortization                     3,426     3,033
                                                  -------   -------

  Total expenses                                   80,115    67,673
                                                  -------   -------

Operating income                                    9,777     7,620

Interest expense                                   (1,060)   (1,120)
Interest income                                     1,151     1,121
                                                  -------   -------

Income from continuing operations
  before income taxes                               9,868     7,621

Provision for income taxes                          4,344     3,353
                                                  -------   -------

Income from continuing operations                   5,524     4,268

Discontinued operations loss provision
  (net of tax benefit of $935)                          -    (2,065)
                                                  -------   -------

Net income                                        $ 5,524   $ 2,203
                                                  =======   =======


Primary and fully diluted income (loss) per common share:

  Income from continuing operations                  $.94     $ .74
  Discontinued operations loss provision                -      (.36)
                                                     ----     -----
  Net income                                         $.94     $ .38
                                                     ====     =====

Average number of common and common equivalent
 shares outstanding:
  Primary                                       5,905,684 5,766,198
  Fully diluted                                 5,906,706 5,789,978

                    THE UNION CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
              For the Three Months Ended March 31, 1997 and 1996
               (Dollars in thousands, except per share amounts)



                                                    1997      1996
                                                  --------  --------

Operating revenues                                $32,174   $27,237
                                                  -------   -------

Expenses:
  Operating expenses                               20,099    16,963
  Selling, general and administrative expenses      6,501     5,563
  Depreciation and amortization                     1,100     1,015
                                                  -------   -------

  Total expenses                                   27,700    23,541
                                                  -------   -------

Operating income                                    4,474     3,696

Interest expense                                     (364)     (332)
Interest income                                       405       373
                                                  -------   -------

Income before income taxes                          4,515     3,737

Provision for income taxes                          1,989     1,644
                                                  -------   -------

Net income                                        $ 2,526   $ 2,093
                                                  =======   =======

Primary and fully diluted net
income per common share                           $   .43   $   .36
                                                  =======    ======


Average number of common and common equivalent
 shares outstanding:
  Primary                                       5,907,467 5,824,765
  Fully diluted                                 5,907,499 5,825,615


                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended March 31, 1997 and 1996
                                (In thousands)


                                                                         1997       1996
                                                                      -------    -------

Cash Flows From Operating Activities:
Net income                                                            $ 5,524    $ 2,203
Adjustments to reconcile net income to net cash
  provided by operations:
 Discontinued operations loss provision, net of tax benefit                 -      2,065
 Depreciation and amortization                                          3,426      3,033
 Deferred compensation expense                                            290        290
 Non-cash compensation expense                                              -        391
 Provision for doubtful accounts                                          298        136
 Provision for deferred income taxes                                    1,350      2,190
Changes in assets and liabilities:
  Accounts receivable - (increase)                                     (1,153)    (1,054)
  Prepaid expenses and other current assets - decrease (increase)         251       (610)
  Other assets and deferred charges - decrease (increase)                 166     (1,136)
  Accounts payable and accrued expenses - (decrease) increase          (5,719)       945
  Income taxes payable - increase (decrease)                              283       (312)
  Other liabilities - (decrease)                                         (108)    (1,676)
                                                                      -------    -------
Net cash  provided by operating activities                              4,608      6,465
                                                                      -------    -------
Cash Flows From Investing Activities:
 Capital expenditures                                                  (2,065)      (976)
 Additional purchase price related to the
  purchase of Allied Bond & Collection Agency                            (192)      (199)
 Other                                                                     14         38
                                                                      -------    -------
Net cash (used by) investing activities                                (2,243)    (1,137)
                                                                      -------    -------

Cash Flows From Financing Activities:
 Principal payments on long-term debt                                     (90)       (82)
 Principal payments on capital lease obligations                         (114)       (77)
 Fair market value of shares of common stock received
  from an optionee to satisfy withholding tax obligation                 (868)         -
 Proceeds from the exercise of stock options                              385        690
                                                                      -------    -------
Net cash (used by) provided by financing activities                      (687)       531
                                                                      -------    -------

Net increase in cash and short-term  investments                        1,678      5,859

Cash and short-term investments at June 30                             43,163     36,735
                                                                      -------    -------

Cash and short-term investments at March 31                           $44,841    $42,594
                                                                      =======    =======

Supplemental disclosures of cash flow information:
 Interest paid                                                        $ 1,049    $ 1,143
 Income taxes paid                                                      2,711      1,475


                    THE UNION CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statement of
                       Shareholders' Equity (Unaudited)
                   For the Nine Months Ended March 31, 1997
                            (Dollars in thousands)



                                               Additional
                                      Common     paid-in    Retained   Treasury
                                       stock     capital    earnings    stock
                                      -------  -----------  --------  ----------

Balance at June 30, 1996               $4,300     $44,708    $50,791   $(36,806)

Net income                                  -           -      1,557          -

Proceeds from common stock issued
    upon exercise of stock options
    (67,613 shares, net)                   34        (570)         -          -
                                       ------     -------    -------  ---------

Balance at September 30, 1996           4,334      44,138     52,348    (36,806)

Net income                                  -           -      1,441          -

Proceeds from common stock issued
    upon exercise of stock options
    (2,333 shares)                          1          28          -          -
                                       ------     -------    -------  ---------

Balance at December 31, 1996            4,335      44,166     53,789    (36,806)

Net income                                  -           -      2,526          -

Proceeds from common stock issued
    upon exercise of stock options
    (1,665 shares)                          1          23          -          -
                                       ------     -------    -------  ---------

Balance at March 31, 1997              $4,336     $44,189    $56,315   $(36,806)
                                       ======     =======    =======  =========


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Liquidity and Capital Resources
-------------------------------

     The Company's financial condition remained very strong and liquid at March 31, 1997 with cash and short-term investments totaling $44,841,000, working capital of $33,278,000 and net worth of $68,034,000. During the nine months ended March 31, 1997, the net cash provided by operating activities was $4,608,000 compared to $6,465,000 a year ago. This decrease was principally the result of the $5,800,000 aggregate payment made to the federal government regarding the matters involving the former Gichner Division of the Company (See
Note 1 of Notes to Condensed Consolidated Financial Statements and the section titled "Gichner Systems Group Division" of Part II, Item 1 of this Form 10-Q for additional information). Excluding the aggregate payment to the federal government, the net cash provided by operating activities was $10,408,000, an increase of $3,943,000 compared to a year ago. This increase was principally the result of improved year-to-date operating results at the preexisting accounts receivable management companies and the inclusion of the results of new outsourcing companies. The nine months ended March 31, 1996 also included an increase in other current assets and other assets of $1,250,000 for cash deposited into a trust established to fund deferred bonuses for a chairman of a subsidiary of the Company.

     The Company's capital spending during the nine months ended March 31, 1997 was $2,065,000 compared with $976,000 a year ago. This increase was principally attributable to the purchase of computer and office equipment and leasehold improvements by Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), primarily in connection with the start-up of the new outsourcing businesses.

     As of May 7, 1997, the Company holds approximately 2,941,000 shares of its common stock at an aggregate cost of approximately $36,806,000. On April 30, 1997, the Company announced that it may repurchase, from time to time, up to $15,000,000 of the Company's common stock. Such repurchases by the Company of its common stock will be made with currently available funds and/or funds generated from operations.

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

     In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond") for an initial purchase price of approximately $40,300,000. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June

30, 1998. As of March 31, 1997, approximately $1,096,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 two year revolving line of credit furnished by a bank (the "Credit Agreement"). During fiscal 1996, the bank extended the revolving line of credit until December 31, 1998, at which time the revolving line of credit will convert to a three year term loan.

     Under the new terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1998 must be repaid by the Company in twelve quarterly installments commencing March 31, 1999 and ending December 31, 2001. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1998, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was approximately 6.19% at March 31, 1997.

     The maximum amount of letters of credit that the bank will issue under the Credit Agreement is currently limited to $5,000,000. As of May 7, 1997, the Company was contingently liable for outstanding letters of credit aggregating approximately $3,725,000 which reduced the amount currently available for letters of credit under the Credit Agreement to approximately $1,275,000.

     Pursuant to a March 1995 amendment (the "Amendment") to the Company's employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will, together with certain other amounts, be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at March 31, 1997 was approximately $3,100,000, which amount is included in "Accrued expenses" in the Condensed Consolidated Balance Sheet. The Amendment also extends the term of the Chairman's employment to December 31, 1997 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for a period of up to ten years following his retirement; previously such consulting services were to be rendered by the Chairman for the remainder of his life. The discounted net present value of the aggregate consulting fees was approximately $2,500,000 at March 31, 1997, which will be expensed as the services are rendered.

     In accordance with the employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company, the subsidiary deposited approximately $1,500,000 into a trust during fiscal 1996, which represented the deferred bonuses, and related interest, previously earned by the chairman. In accordance with the agreement, the chairman withdrew $250,000 in January 1996 and may withdraw $250,000 each January thereafter until the entire amount deposited in the trust, including all earnings and net of any losses, has been paid. The chairman may also withdraw the balance remaining in the trust upon retirement. As of March 31, 1997, $250,000 of the balance remaining in the trust is included in the Condensed Consolidated Balance Sheet in "Prepaid and other current assets" and approximately $1,000,000 is included in "Other assets and deferred charges".

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

     Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service, stock repurchases and capital expenditure requirements.


Nine Months Ended March 31, 1997  vs. Nine Months Ended March 31, 1996
----------------------------------------------------------------------

Operating Revenues
------------------

     Operating revenues increased by 19% to $89,892,000 for the nine months ended March 31, 1997 compared with $75,293,000 for the nine months ended March 31, 1996 reflecting increases at Transworld Systems Inc. ("Transworld Systems") and Capital Credit Corporation ("Capital Credit") and, most significantly, the inclusion of revenues from the Company's Interactive Performance and High Performance Services subsidiaries, which began operations late in the third and fourth quarters of fiscal 1996, respectively. Revenues at Transworld Systems were $45,449,000 for the nine months ended March 31, 1997 compared with $43,267,000 a year ago. Revenues at Capital Credit increased by 12% for the nine months ended March 31, 1997 compared with a year ago, which was the result of an increase in the dollar value of accounts placed for collection from its clients. Allied Bond reported a 3% decrease in revenues compared with a year ago primarily resulting from a decrease in the number of collectors employed by Allied Bond and lower commission rates, partially offset by an increase in revenues from a collection program being performed by Allied Bond to cure delinquent student loans.

Operating Expenses
------------------

     Operating expenses increased by $9,368,000 for the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996. The increase was attributable to increases in operating expenses at Transworld Systems and Capital Credit, which expenses increased at rates proportionately less than the rates of increase in revenues at the respective companies, and, most significantly, the inclusion of the operating expenses of Interactive Performance and High Performance Services, partially offset by a decrease in operating expenses at Allied Bond.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased by $2,681,000 for the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and High Performance Services, and increases in expenses at Transworld Systems, Capital Credit, Allied Bond and the Corporate office. The increase in Corporate office expenses primarily resulted from increases in professional fees and compensation expense.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense increased by $393,000 for the nine months ended March 31, 1997 compared with the nine months ended March 31, 1996 due to the inclusion of the depreciation expense of Interactive Performance and High Performance Services, partially offset by decreases in depreciation expense at Transworld Systems, Capital Credit and Allied Bond.

Operating Income
----------------

     Operating income increased by 28% to $9,777,000 for the nine months ended March 31, 1997 compared with $7,620,000 for the nine months ended March 31, 1996. This increase was due to increases at Transworld Systems, Capital Credit and Allied Bond, and the inclusion of the operating results of Interactive Performance and High Performance Services, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $10,869,000 for the nine months ended March 31, 1997, an increase of 11%, compared with $9,797,000 a year ago, principally reflecting the increase in its revenues and an operating margin of 24%, before amortization of goodwill, for the nine months ended March 31, 1997. Capital Credit's operating income increased significantly for the nine months ended March 31, 1997 compared with a year ago. Allied Bond reported a substantial improvement in operating income, before amortization of goodwill and depreciation expense related to its acquisition, for the nine months ended March 31, 1997 compared to a year ago despite a 3% decrease in revenues compared with a year ago.

Interest Expense and Interest Income
------------------------------------

     Interest expense decreased by $60,000 for the nine months ended March 31, 1997 compared with a year ago principally due to a decrease in the interest rate charged for the borrowings under the Credit Agreement. Interest income increased by $30,000 for the nine months ended March 31, 1997 compared with a year ago. During the nine months ended March 31, 1997 and 1996, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
------------

     The Company's effective income tax rate for continuing operations was 44% for the nine months ended March 31, 1997 and 1996.


Three Months Ended March 31, 1997  vs. Three Months Ended March 31, 1996
------------------------------------------------------------------------

Operating Revenues
------------------

     Operating revenues increased by 18% to $32,174,000 for the three months ended March 31, 1997 compared with $27,237,000 for the three months ended March 31, 1996 reflecting increases at Transworld Systems, Capital Credit and Allied Bond and, most significantly, the inclusion of revenues from the Company's Interactive Performance and High Performance Services subsidiaries, which began operations late in the third and fourth quarters of fiscal 1996, respectively. Revenues at Transworld Systems were $15,993,000 for the three months ended March 31, 1997 compared with $15,277,000 a year ago. Revenues at Capital Credit were essentially unchanged for the three months ended March 31, 1997 compared with a year ago. Allied Bond reported a 7% increase in revenues compared with a year ago primarily resulting from an increase in revenues from a collection program being performed by Allied Bond to cure delinquent student loans.

Operating Expenses
------------------

     Operating expenses increased by $3,136,000 for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. The increase was attributable to an increase in operating expenses at Transworld Systems, which expenses increased at a rate proportionately less than the rate of increase in revenues at Transworld Systems, and, most significantly, the inclusion of the operating expenses of Interactive Performance and High Performance Services. Operating expenses at Capital Credit and Allied Bond were essentially unchanged compared with a year ago.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased by $938,000 for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. The increase was attributable to the inclusion of the selling, general and administrative expenses of Interactive Performance and High Performance Services, and increases in expenses at Transworld Systems, Allied Bond and the Corporate office, partially offset by a slight decrease in expenses at Capital Credit. The increase in Corporate office expenses primarily resulted from increases in professional fees and compensation expense.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expenses increased by $85,000 for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 due to the inclusion of the depreciation expense of Interactive Performance and High Performance Services, partially offset by decreases in depreciation expense at Transworld Systems, Capital Credit and Allied Bond.

Operating Income
----------------

     Operating income increased by 21% to $4,474,000 for the three months ended March 31, 1997 compared with $3,696,000 for the three months ended March 31, 1996. This increase was due to increases at Transworld Systems, Capital Credit and Allied Bond, and the inclusion of the operating results of Interactive Performance and High Performance Services, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $4,269,000 for the three months ended March 31, 1997, an increase of 9%, compared with $3,918,000 a year ago, principally reflecting the increase in its revenues and an operating margin of 27%, before amortization of goodwill, for the three months ended March 31, 1997. Operating income at Capital Credit and Allied Bond increased significantly for the three months ended March 31, 1997 compared with a year ago.

Interest Expense and Interest Income
------------------------------------

     Interest expense increased by $32,000 for the three months ended March 31, 1997 compared with a year ago. Interest income increased by $32,000 for the three months ended March 31, 1997 compared with a year ago. During the three months ended March 31, 1997 and 1996, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
------------

     The Company's effective income tax rate was 44% for the three months ended March 31, 1997 and 1996.

Part II - Other Information (Unaudited)
---------------------------------------

Item 1.  Legal Proceedings:
--------------------------

     In addition to the continuing environmental clean-up efforts and other matters described below, the Company and certain subsidiaries are parties to a number of lawsuits arising in the ordinary course of business.

     In a lawsuit brought in 1993 by three individuals engaged by Transworld Systems as independent contractors, in which it was alleged that Transworld Systems has improperly treated the plaintiffs as independent contractors rather than employees, all of the asserted claims were dismissed by the Court in 1996 with prejudice.

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

     Five alleged class actions are currently pending against Transworld Systems and one alleged class action is currently pending against Allied Bond, which actions have been brought by debtors who received written collection notices from either Transworld Systems or its Credit Management Services division, or Allied Bond, respectively. Plaintiffs in these actions allege that such letters violated various provisions of the federal Fair Debt Collection Practices Act or comparable state regulations. Allied Bond has agreed to settle the action brought against it for an immaterial amount, subject to court approval. A United States Magistrate Judge appointed in one of the alleged class actions against Transworld Systems has, upon motion of Transworld Systems, recommended that the District Court Judge in the case grant summary judgment in favor of Transworld Systems. Of the four other class actions against Transworld Systems, the claims in two actions have been reviewed by counsel to Transworld Systems and, based on their assessment, management has concluded that the claims are of doubtful merit; the other two actions were only recently served on Transworld Systems and, accordingly, no assessment of the claims in those cases has yet been made. Transworld Systems intends to vigorously defend each of these actions.

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

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the third quarter of fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the nine months ended March 31, 1997 or the three years ended June 30, 1996 due to the adequacy of previously recorded reserve balances based on information available at that time. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

Item 6.  Exhibits and Reports on Form 8-K:
-----------------------------------------


(a)  Exhibits:
     --------

     Exhibit No. 11    Computation of Primary and Fully Diluted Earnings Per
                       Share  (Unaudited)

     Exhibit No. 27    Financial Data Schedule (Unaudited)


(b)  Reports on Form 8-K:
     -------------------

     There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                 SIGNATURES
                                 ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE UNION CORPORATION
                                       (Registrant)



Date:  May 13, 1997                    By:    Melvin L. Cooper
                                              ------------------------------
                                              Melvin L. Cooper
                                              Chairman of the Board
                                              (Chief Executive Officer)



Date:  May 13, 1997                    By:    Nicholas P. Gill
                                              ------------------------------
                                              Nicholas P. Gill
                                              Vice President,
                                              Treasurer and Secretary
                                              (Chief Financial Officer)