Form 10-K405
period 1997-06-30
UNION CORP
filed 1997-09-29
CIK 100817

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997            Commission file number 1-5371

                             THE UNION CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                           25-0848970
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

211 King Street, Charleston, South Carolina                     29401
-------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)

            Registrant's telephone number: (Area Code 803) 958-3800

                    145 Mason Street, Greenwich, CT  06830
         ------------------------------------------------------------
             (former name, former address and former fiscal year,
                         if changed since last report)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     As of September 12, 1997 the Company had outstanding 5,793,944 shares of common stock. The aggregate market value (based upon the closing price of these shares on The New York Stock Exchange) of these shares held by nonaffiliates was approximately $130,316,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Annual Report for the year ended June 30, 1997 are incorporated by reference into Parts I and II.

     Portions of the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 19, 1997, are incorporated by reference into Part
III. The Company's Proxy Statement will be filed within 120 days after June 30, 1997.

                             THE UNION CORPORATION
                            Form 10-K Annual Report
                    For the Fiscal Year Ended June 30, 1997
                               Table of Contents

                                                                     Page
                                                                     ----


PART I

    Item 1.     Business                                                3
    Item 2.     Properties                                              8
    Item 3.     Legal Proceedings                                       9
    Item 4.     Submission of Matters to a Vote of Security Holders     9


PART II

    Item 5.     Market for the Registrant's Common Stock and
                Related Security Holder Matters                         9
    Item 6.     Selected Financial Data                                 9
    Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations           9
    Item 8.     Financial Statements and Supplementary Data             9
    Item 9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                  9


PART III

    Item 10.    Directors and Executive Officers of the Registrant     10
    Item 11.    Executive Compensation                                 10
    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                         10
    Item 13.    Certain Relationships and Related Transactions         10

PART IV

    Item 14.    Exhibits, Financial Statement Schedule and
                Reports on Form 8-K                                    11

PART I
------

Item 1.  Business
-----------------

(A)  General Development of Business
     -------------------------------

    The Union Corporation, which was reincorporated in Delaware in 1986, was formed in 1938. Its principal executive offices are located at 211 King Street, Charleston, South Carolina. When used herein, the "Company" means The Union Corporation and its subsidiaries.

    The Company conducts its business through subsidiaries which are operationally decentralized. Matters pertaining to corporate strategy, policy and finance are managed at Company headquarters.

    The Company's operations are currently comprised of five financial services companies, Transworld Systems Inc. ("Transworld"), Allied Bond & Collection Agency, Inc. ("Allied Bond"), Capital Credit Corporation ("Capital Credit"), Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), which furnish a broad range of credit and receivables management outsourcing services, such as credit authorization, customer service, credit usage management, management and collection of accounts receivable, and a variety of related inbound and outbound call-center services, to both large and small businesses.

(C)  Narrative Description Of Business
     ---------------------------------

    During the year ended June 30, 1997, the Company, through its Capital Credit, Allied Bond and Interactive Performance subsidiaries, recorded aggregate revenues of approximately $12,816,000 from a single customer, AT&T Corp. No other customer comprises more than 10% of the Company's consolidated revenues. However, both Allied Bond and Capital Credit have several large customers and the loss of any one of these customers could have a material adverse effect on their respective results of operations; Interactive Performance currently serves two customers and the loss of either would have a material adverse effect on its results of operations; and High Performance Services currently serves one customer and the loss of that customer would have a material adverse effect on its results of operations.

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

    The Company has identified, as sales targets, companies in four large markets, which represent the greatest opportunity to utilize one or more of our services. These markets are large telecommunications, financial services, power generation and distribution firms, and small and medium size companies. The Company currently provides credit and/or accounts receivable management services to 16 of the top 25 U.S. bankcard issuers, to six of the ten largest telecommunications companies and to over 40,000 small and medium size companies. This market focus permits the Company to capitalize on strong client relationships, relevant economic trends, and its core competencies.

    The Union Corporation expanded its business base beyond that of its traditional role of collecting past-due debt through "third-party intervention" into "call-center outsourcing" services. The Company has significant strengths in third-party collections such as: dedicated and well-trained people, experienced operating management, a proven track record of strong performance and service to our clients, and sophisticated nationwide collections systems. It has become increasingly apparent that many of those same resources can be of value to companies well before the need for third-party collections.

    The Company's objective to become an outsourcing "arm" of increasingly competitive and cost-conscious companies in a deregulated environment is supported by a solid infrastructure. With 133 sales offices, 27 "call-centers," modern electric communications, and experienced operating management, the Company is prepared to provide current and new customers with a variety of credit and receivables management services to suit their business needs.

    Transworld Systems Inc.
    -----------------------

    Transworld, headquartered in Rohnert Park, California, offers the combination of both fixed-fee and contingency fee collection services. Transworld has a successful history which is attributable to the strength of its marketing organization, a high recovery rate, cost-effectiveness and quality of service.

    Transworld's system reduces customers' in-house collection costs while providing detailed monthly status reports for accounting and control purposes. Its fixed-fee system, Phase I, is based on contacting the debtor with a series of computer generated collection demands sent by mail. Unlike companies whose revenues are derived from contingency collection, Transworld's Phase I system charges a fixed fee currently ranging from $4.75 to $9.95 per account depending on the number of accounts placed.

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

    Transworld's marketing organization, consisting of more than 700 independent contractors, provides the sales effort and ongoing service essential to the system. This group is highly trained and motivated, and is paid on a commission basis. Transworld had 133 sales offices throughout the country and Puerto Rico at year end and plans to open six new sales offices in fiscal 1998.

    Credit Management Services (CMS)
    --------------------------------

    Approximately 75% of the clients using Transworld's Phase I system assign those accounts that were not collected during the fixed-fee program to CMS, a division of Transworld, on a contingency fee basis (Phase II). Because a CMS office is opened in a new location only after business has been developed in that area by Transworld's Phase I division, historically it has become profitable within the first month of operation.

    CMS collectors are paid on a commission basis and perform collection services at 19 branch offices, with one new branch office expected to be opened in fiscal 1998. Branch managers, trained and promoted from within, are compensated through a combination of commissions and profit incentives. CMS has developed software packages and computer systems to handle fiduciary reporting and interface with a client base of over 35,000. The average debt assigned CMS is approximately $600 with an average payment collected in excess of $200. CMS had record collections, revenues and profits in 1997.

    Transworld employed approximately 390 persons at September 12, 1997, in addition to the independent contractors. None of the employees are covered under a collective bargaining agreement.

    Interactive Performance, Inc.
    -----------------------------

    Interactive Performance, headquartered in North Charleston, South Carolina, was formed in fiscal 1996 to provide a range of credit and receivables management outsourcing services to telecommunications companies. Services including credit authorization, customer service, usage management and receivables management, are performed through call-centers in South Carolina and Florida.

    Interactive Performance began providing services to AT&T Corp. late in the third quarter of fiscal 1996 at its newly created 50,000 square foot facility in North Charleston, South Carolina. During fiscal 1997, Interactive Performance opened a new 8,000 square foot facility, also in North Charleston, South Carolina. Interactive Performance also began providing services to Lucent Technologies late in the fourth quarter of fiscal 1996 at a new 7,000 square foot facility in Jacksonville, Florida.

    Interactive Performance employed approximately 570 people at September 12, 1997, none of whom is covered under a collective bargaining agreement.

    High Performance Services, Inc.
    -------------------------------

    High Performance Services, headquartered in Jacksonville, Florida, was formed in fiscal 1996 to provide a full range of credit and receivables management services to the financial services industry. High Performance Services began providing customer services on an outsourcing basis for Advanta Corp.'s credit card business late in the fourth quarter of fiscal 1996 at its new 15,000 square foot facility in Jacksonville, Florida, and employed approximately 170 people at September 12, 1997, none of whom is covered under a collective bargaining agreement.

    Allied Bond & Collection Agency, Inc.
    -------------------------------------

    Allied Bond, headquartered in Trevose, Pennsylvania, is a third-party contingency and fixed-fee basis collection and teleservicing company.
    Allied Bond includes among its clients many of the larger consumer credit grantors across a broad spectrum of industries such as banking, oil refining and distribution companies, student loan servicing, retail, travel and entertainment, utilities and telecommunications, and enjoys a significant share in many of these markets. Collections are accomplished through a combination of letters, telephone calls and litigation. Allied Bond earns commissions that are generally in the range of 15 to 40 percent of the amount collected.

    Post charge-off collection work has long been outsourced by credit grantors. More recently, however, the concept of outsourcing has been expanded to include many aspects of the receivables management process that were traditionally performed by credit grantors as an in-house operation. Allied Bond has responded to these opportunities by developing innovative programs for both its existing customer base and for new customers and markets.
    These new programs, some on a fee-per-account basis, include early-out and pre-charge-off intervention, as well as customer relations and service calling missions. Allied Bond's philosophy consists of maintaining a highly trained, well supervised collector staff committed to achieving positive results in an efficient and professional manner for all of Allied Bond's clients.

    Allied Bond employed approximately 650 people at September 12, 1997, none of whom is covered under a collective bargaining agreement.

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

    Capital Credit's computerized on-line collection system links its Regional Collection Centers in Florida and Massachusetts and permits clients to communicate electronically with the system for an instant exchange of information. This system substantially decreases clerical effort and increases collector productivity.

    Capital Credit employed approximately 210 people at September 12, 1997, none of whom is covered under a collective bargaining agreement.

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

    One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be de minimus (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions that may be required. The Company has recorded what it believes to be a reasonable estimate of its potential liability, based on current information, for this site.

    The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan that was subject to public comment. The Company's environmental counsel retained several reputable environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these experts indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. These findings have been submitted to the EPA to challenge the perceived need for and the extent of the proposed additional remediation. The $8,000,000 loss provision recorded during the third quarter of fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990, included a provision of approximately $4,000,000 for environmental matters. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the provision for environmental matters included the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government regarding this site, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued in fiscal 1998. Actual remediation costs cannot be computed until such remedial action is completed.

    Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

    It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the three years ended June 30, 1997 due to the adequacy of previously recorded reserve balances based on information available at that time. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. (See
    Note 2 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report for additional information regarding Discontinued Operations).

    Employees
    ---------

    The Company and its subsidiaries employed approximately 2,000 persons at September 12, 1997. Employees of the Company who meet certain requirements as to age and length of service are entitled to participate in a number of employee benefit programs, including medical insurance and retirement plans. The Company considers its relations with its employees to be good.

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

    Allied Bond leases its main facility from a partnership, of which the general partners are the co-chairmen of Allied Bond, pursuant to a lease agreement that expires in July 2002. The terms of the lease are comparable to those that would have been obtained under arrangements with unrelated third parties.

    All offices for Capital Credit, Interactive Performance and High Performance Services are leased.

    See Item 1. Environmental Matters on pages 7 and 8 of this Form 10-K for information regarding pending environmental proceedings involving properties currently or formerly owned or operated by a subsidiary or division of the Company.

Item 3.  Legal Proceedings
--------------------------

    See Notes 2 and 7 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report, which notes are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    There were no matters submitted to a vote of security holders during the
fourth quarter of the year   ended June 30, 1997.


PART II
-------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
        Matters
        -------

        See "Market for the Registrant's Common Stock and Related Security Holder Matters" included on page 33 of the Company's 1997 Annual Report, which is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

        See table entitled "Selected Financial Data" included on page 34 of the Company's 1997 Annual Report, which table is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 28 through 33 of the Company's 1997 Annual Report, which pages are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

        The financial statements and supplementary data contained in the Company's 1997 Annual Report, as listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 of this Form 10-K, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
        Financial Disclosure
        --------------------

        There have been no disagreements on accounting and financial disclosures with the independent auditors.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        See the section captioned "Election of Directors" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 19, 1997, which section is incorporated herein by reference.

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

        Mr. Herbert Silver, a director of the Company who is also the co-chairman of Allied Bond, is the brother of Mr. Bernard Silver, who is also the co-chairman of Allied Bond. There are no family relationships among any of the other directors or executive officers.

Item 11.  Executive Compensation
--------------------------------

        See the section captioned "Executive Compensation" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 19, 1997, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        (a) Security Ownership of Certain Beneficial Owners
            -----------------------------------------------

        See the section captioned "Voting Securities" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 19, 1997, which section is incorporated herein by reference.

        (b) Security Ownership of Directors and Officers
            --------------------------------------------

        See the section captioned "Voting Securities" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 19, 1997, which section is incorporated herein by reference.

        (c) Changes in Control
            ------------------

        The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        See Item 2. Properties on pages 8 and 9 of this Form 10-K and the section captioned "Certain Transactions" included in the Company's Proxy Statement, in connection with its Annual Meeting to be held on November 19, 1997, which sections are incorporated herein by reference.

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

        See Index to Consolidated Financial Statements and Financial Statement Schedule on page 12 of this Form 10-K.

    3.  Exhibits
        --------

        See Index to Exhibits on pages 13 and 14 of this Form 10-K.

(b)     Reports on Form 8-K
        -------------------

        There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                        Index to Consolidated Financial
                  Statements and Financial Statement Schedule



                                                                                              Annual Report
                                                                                                 Page(s)
Item 14(a) (1)                                                                                   -------
--------------
Data incorporated by reference from
1997 Annual Report:
  Consolidated Statements of Operations for the
   Years Ended June 30, 1997, 1996 and 1995                                                         12
  Consolidated Balance Sheets at June 30, 1997 and 1996                                             13
  Consolidated Statements of Cash Flows for the
   Years Ended June 30, 1997, 1996 and 1995                                                         14
  Consolidated Statements of Shareholders' Equity
   for the Years Ended June 30, 1997, 1996 and 1995                                                 15
  Notes to Consolidated Financial Statements                                                     16 - 25
  Supplementary Information
   Quarterly Data (Unaudited)                                                                       26
  Report of Independent Auditors                                                                    27

                                                                                                Form 10-K
                                                                                                 Page(s)
Item 14(a) (2)                                                                                 ------
--------------

Schedule for the years ended June 30, 1997, 1996 and 1995:
   Schedule II Valuation and Qualifying Accounts and Reserves                                       15



All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                                 Index to Exhibits
Item 14(a) (3)
--------------

3.  Articles of Incorporation and By-laws.

    (a) Certificate of Incorporation of The Union Corporation (13). Certificate of Correction of Certificate of Incorporation of The Union Corporation, dated March 12, 1990 (6).

    (b) Certificate of Merger of The Union Corporation (a New Jersey corporation) into The Union Corporation (a Delaware corporation), as filed in New Jersey (8).

    (c) Certificate of Ownership and Merger merging The Union Corporation (a New Jersey corporation) into The Union Corporation (a Delaware corporation), as filed in Delaware (13).

    (d) By-laws of The Union Corporation, amended effective July 1, 1997 (filed herewith).

10. Material Contracts

    (a) Employment Agreement between The Union Corporation and Melvin L. Cooper, dated as of January 1, 1986 (9). Amendment dated September 30, 1986
        (8). Amendment dated November 10, 1988 (7). Amendment dated September 13, 1990 (6). Amendment dated September 1, 1992 (4). Amendment dated March 15, 1995 (2).

    (b) Rights Agreement dated March 14, 1988 between The Union Corporation and Registrar and Transfer Company as Rights Agent (13). Amendment dated May 23, 1990 (12). Amendment dated September 16, 1992 (13). Amendment dated August 22, 1994 which established the First National Bank of Boston as Rights Agent (14).

    (c) Asset Purchase Agreement dated as of February 8, 1989 by and between the
        Registrant and   GSG   Acquisition Corporation (11).

    (d) Indemnification Agreement by and between The Union Corporation and each member of the Board of Directors and each Executive Officer of the Registrant (5).

    (e) Employment Agreement by and between Transworld Systems Inc., The Union Corporation and Gordon S. Dunn dated as of July 1, 1995 (2). Extension of Employment Agreement by and between Transworld Systems Inc., The Union Corporation and Gordon S. Dunn entered into as of November 14, 1996 (filed herewith).

    (f) Employment Agreement by and between Transworld Systems Inc. and George
        M. Macaulay dated as of July 1, 1995 (2). Extension of Employment Agreement by and between Transworld Systems Inc. and George Macaulay entered into as of November 14, 1996 (filed herewith).

    (g) Employment Agreement by and between Capital Credit Corporation, The Union Corporation and William B. Hewitt dated as of July 1, 1995 (1).

    (h) Employment Agreement by and between The Union Corporation and Nicholas
        P. Gill dated as of March 22, 1995 (2). Extension dated August 27, 1996 (filed herewith).

    (i) Asset Purchase Agreement dated December 1, 1992 by and between the Registrant and Allied Bond & Collection Agency (10). Amendment dated November 14, 1996 to the Asset Purchase Agreement by and between the Registrant and Allied Bond & Collection Agency and to the Employment Agreements by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Herbert R. Silver and Bernard Silver (filed herewith).

Item 14(a) (3)
--------------
10. Material Contracts (Continued)

    (j) Employment Agreement by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Herbert R. Silver dated as of December 1, 1992 (10) and amendment thereto (16).

    (k) Employment Agreement by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Bernard Silver dated December 1, 1992
        (10) and amendment thereto (16).

    (l) Employment Agreement between Allied Bond & Collection Agency, Inc. and Sheldon Zucker dated as of December 1, 1992 (4).

    (m) Contract between AT&T Corp. and Interactive Performance, Inc. dated January 19, 1996 (15). (Confidential treatment has been granted for certain portions of this exhibit.)

    (n) Contract between Advanta Corp. and High Performance Services, Inc. dated August 16, 1996 (1). (Confidential treatment has been granted for certain portions of this exhibit.)

11. Determination of primary and fully diluted income per common and common equivalent share.

13. Annual Report to Shareholders for 1997.

          (With the exception of the pages listed in the above index (on page
          12) and the items incorporated by reference in Items 3, 5, 6, 7 and 8 of this Form 10-K, the Company's 1997 Annual Report is not deemed to be filed as part of this Form 10-K.)

21. Subsidiaries of the registrant.

23. Consent of Independent Auditors.

27. Financial Data Schedule.
______________________________
Footnotes to Item 14 (a) (3); 3. and 10.
(1)  Incorporated by reference to the Company's 1996 Form 10-K Report.
(2)  Incorporated by reference to the Company's 1995 Form 10-K Report.
(3)  Incorporated by reference to the Company's 1994 Form 10-K Report.
(4)  Incorporated by reference to the Company's 1993 Form 10-K Report.
(5)  Incorporated by reference to the Company's 1992 Form 10-K Report.
(6) Incorporated by reference to the Company's 1990 Form 10-K Report, Exhibit No. 3(a) and 10(a), respectively (File No. 1-5371).
(7) Incorporated by reference to the Company's 1989 Form 10-K Report, Exhibit No. 10(c) (File No. 1-5371).
(8) Incorporated by reference to the Company's 1987 Form 10-K Report, Exhibit No. 3(b) and 10(c), respectively (File No. 1-5371).
(9) Incorporated by reference to the Company's 1986 Form 10-K Report, Exhibit No. 10(d) (File No. 1-5371).
(10) Incorporated by reference to the Company's December 23, 1992 Form 8-K Current Report.
(11) Incorporated by reference to the Company's February 15, 1989 Form 8-K Current Report, Exhibit No. 1 (File No. 1-5371).
(12) Incorporated by reference to the Company's June 4, 1990 Form 8-K Current Report, Exhibit No. 1 (File No. 1-5371).
(13) Incorporated by reference to the Company's Form 8-B/A Amendment to Registration of Securities of Certain Successor Issuers filed on July 5, 1994.
(14) Incorporated by reference to the Company's Form S-8 filed on September 2, 1994.
(15) Incorporated by reference to the Company's March 31, 1996 Form 10-Q Report.

(16) Amendment dated November 14, 1996 to the Asset Purchase Agreement by and between the Registrant and Allied Bond & Collection Agency and to the Employment Agreements by and between Allied Bond & Collection Agency, Inc., The Union Corporation and Herbert R. Silver and Bernard Silver (filed herewith as part of Exhibit 10 (i)).

                    THE UNION CORPORATION AND SUBSIDIARIES           SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the years ended June 30, 1997, 1996 and 1995
                            (Dollars in thousands)



               COLUMN A                   COLUMN B          COLUMN C               COLUMN D     COLUMN E
               --------                   --------   -----------------------       --------     --------

                                                            Additions
                                                     -----------------------
                                         Balance at  Charged to                                Balance at
                                         beginning    cost and       Other            (A)       close of
              Description                of period    expenses     Additions      Deductions     period
              -----------                ----------  ----------    ---------      -----------  ----------

   Allowance for doubtful accounts:
                 1997                          $700        $124       $  -              $143         $681
                                               ====        ====       ====              ====         ====
                 1996                          $542        $266       $  -              $108         $700
                                               ====        ====       ====              ====         ====
                 1995                          $552        $143       $  -              $153         $542
                                               ====        ====       ====              ====         ====



(A)  Accounts receivable write-offs, net of recoveries.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Union Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE UNION CORPORATION


                                        Melvin L. Cooper
                                        ----------------
                                        Melvin L. Cooper
                                        Chairman of the Board



                                        Nicholas P. Gill
                                        ----------------
                                        Nicholas P. Gill
                                        Executive Vice President,
                                          Treasurer and Secretary
                                        (Chief Financial Officer)
DATE: September 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Melvin L. Cooper          William B. Hewitt              James C. Miller III
------------------------  -----------------------------  -----------------------
Melvin L. Cooper          William B. Hewitt              James C. Miller III
Chairman of the Board;    President and Chief Executive  Director
Director                  Officer; Director              September 26, 1997
September 26, 1997        September 26, 1997

                          Robert A. Kerr
------------------------  -----------------------------  -----------------------
John E. Angle             Robert A. Kerr                 Stuart J. Northrop
Director                  Director                       Director
September        , 1997   September 26, 1997             September    , 1997


Herbert A. Denton         Robert A. Marshall             Herbert R. Silver
------------------------  -----------------------------  -----------------------
Herbert A. Denton         Robert A. Marshall             Herbert R. Silver
Director                  Director                       Director
September 26, 1997        September 26, 1997             September 26, 1997

Gordon S. Dunn            James M. McCormick
------------------------  -----------------------------
Gordon S. Dunn            James M. McCormick
Director                  Director
September 26, 1997        September 26, 1997