Form 10-Q
period 1997-09-30
UNION CORP
filed 1997-11-14
CIK 100817

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[ x ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997          Commission File Number 1-5371
                      ------------------                                 ------


                             The Union Corporation
                        -------------------------------
            (Exact name of Registrant as specified in its charter)


               Delaware                              25-0848970
     ------------------------------      -------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


             211 King Street, Charleston, SC              29401
          ---------------------------------------        --------
       (Address of principal executive offices)        (Zip Code)


                                (803) 958-3800
               -------------------------------------------------
             (Registrant's telephone number, including area code)


       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES     X               NO _________
                                        ---------

           5,798,965  Common shares were outstanding as    of November 7, 1997
           ---------                                     -----------------------

                    THE UNION CORPORATION AND SUBSIDIARIES

           Index to Condensed Consolidated
            Financial Statements and Exhibits

Part I.    Financial Information:                                          Page
                                                                         -------

           Item 1.       Financial Statements

                         Condensed Consolidated Balance Sheets,
                         September 30, 1997 (Unaudited) and
                         June 30, 1997                                    3

                         Condensed Consolidated Statements of
                         Operations (Unaudited), for the Three
                         Months Ended September 30, 1997 and 1996         4

                         Condensed Consolidated Statements of
                         Cash Flows (Unaudited), for the Three
                         Months Ended September 30, 1997 and 1996         5

                         Condensed Consolidated Statement of
                         Shareholders' Equity (Unaudited), for
                         the Three Months Ended September 30, 1997        6

                         Notes to Condensed Consolidated
                         Financial Statements (Unaudited)                 7

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations (Unaudited)                   8 - 11

Part II.   Other Information (Unaudited):

           Item 1.       Legal Proceedings                          12 - 15

           Item 6.       Exhibits and Reports on Form 8-K                15

           Signatures                                                    16

                    THE UNION CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
               September 30, 1997 (Unaudited) and June 30, 1997
                                (In thousands)

                                                    September 30,    June 30,
                                                             1997        1997
                                                         --------    --------
   ASSETS
   ------

Current assets:
 Cash                                                    $ 10,902    $ 11,574
 Short-term investments, at cost,
  which approximates market                                41,346      37,804
 Accounts receivable, trade, less allowance
  for doubtful accounts of $737 and $681                   10,770      10,214
 Prepaid expenses and other current assets                  3,965       3,842
                                                         --------    --------
  Total current assets                                     66,983      63,434

Property, buildings and equipment, net                      8,264       8,323
Cost of intangible assets from businesses acquired,
 less accumulated amortization of $10,895 and $10,532      47,660      48,023
Other assets and deferred charges                           3,574       3,490
Deferred income taxes                                       2,499       2,749
                                                         --------    --------
  Total assets                                           $128,980    $126,019
                                                         ========    ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Accounts payable                                       $  3,013    $  3,406
  Accrued expenses                                         17,727      18,015
  Income taxes payable                                      1,783         866
  Current portion of long-term debt                           236         259
                                                         --------    --------
    Total current liabilities                              22,759      22,546

Long-term debt                                             20,331      20,379
Other liabilities                                          11,619      11,482
                                                         --------    --------
    Total liabilities                                      54,709      54,407
                                                         --------    --------

Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,742 and 8,696                   4,371       4,348
  Additional paid-in capital                               45,965      45,272
  Retained earnings                                        60,830      58,887
  Less treasury stock, at cost, 2,945 and 2,945 shares    (36,895)    (36,895)
                                                         --------    --------
    Total shareholders' equity                             74,271      71,612
                                                         --------    --------
    Total liabilities and shareholders' equity           $128,980    $126,019
                                                         ========    ========

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended September 30, 1997 and 1996
               (Dollars in thousands, except per share amounts)


                                                    1997      1996
                                                  --------  --------

Operating revenues                                $31,429   $28,741
                                                  -------   -------

Expenses:
  Operating expenses                               20,659    19,165
  Selling, general and administrative expenses      6,412     5,670
  Depreciation and amortization                     1,129     1,164
                                                  -------   -------

  Total expenses                                   28,200    25,999
                                                  -------   -------

Operating income                                    3,229     2,742

Interest expense                                     (366)     (350)
Interest income                                       606       389
                                                  -------   -------

Income before income taxes                          3,469     2,781

Provision for income taxes                          1,526     1,224
                                                  -------   -------

Net income                                        $ 1,943   $ 1,557
                                                  =======   =======

Primary and fully diluted net income              $   .33   $   .26
 per common share                                 =======   =======


Average number of common and common equivalent
 shares outstanding:
  Primary                                         5,963,644  5,909,201
  Fully diluted                                   5,963,730  5,913,479

                    THE UNION CORPORATION AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended September 30, 1997 and 1996
                                (In thousands)

                                                             1997       1996
                                                            -------    -------
Cash Flows From Operating Activities:
Net income                                                  $ 1,943    $ 1,557
Adjustments to reconcile net income to net cash
  provided by operations:
 Depreciation and amortization                                1,129      1,164
 Deferred compensation expense                                  103        108
 Provision for doubtful accounts                                 72        173
 Provision for deferred income taxes                            250        900
Changes in assets and liabilities:
  Accounts receivable - (increase)                             (628)    (1,437)
  Prepaid expenses and other current assets - (increase)       (123)      (151)
  Other assets and deferred charges - (increase)                (84)       (18)
  Accounts payable and accrued expenses - (decrease)           (681)    (6,031)
  Income taxes payable - increase (decrease)                  1,099       (294)
  Other liabilities - increase                                   34         35
                                                            -------    -------
Net cash  provided by (used by) operating activities          3,114     (3,994)
                                                            -------    -------

Cash Flows From Investing Activities:
 Capital expenditures                                          (711)    (1,241)
 Additional purchase price related to the
  purchase of Allied Bond & Collection Agency                     -        (67)
 Other                                                            4          6
                                                            -------    -------
Net cash (used by) investing activities                        (707)    (1,302)
                                                            -------    -------

Cash Flows From Financing Activities:
 Principal payments on long-term debt                           (32)       (30)
 Principal payments on capital lease obligations                (39)       (36)
 Fair market value of shares of common stock received
  from an optionee to satisfy withholding tax obligation          -       (868)
 Proceeds from the exercise of stock options                    534        332
                                                            -------    -------
Net cash provided by (used by) financing activities             463       (602)
                                                            -------    -------

Net increase (decrease) in cash and short-term  investments   2,870     (5,898)

Cash and short-term investments at June 30                   49,378     43,163
                                                            -------    -------

Cash and short-term investments at September 30             $52,248    $37,265
                                                            =======    =======

Supplemental disclosures of cash flow information:
 Interest paid                                              $   350    $   351
 Income taxes paid                                              177        618

                    THE UNION CORPORATION AND SUBSIDIARIES
     Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                 For the Three Months Ended September 30, 1997
                            (Dollars in thousands)


                                               Additional
                                      Common    paid-in    Retained   Treasury
                                       stock    capital    earnings    stock
                                      -------  ----------  --------  ----------

Balance at June 30, 1997               $4,348     $45,272   $58,887   $(36,895)

Net income                                  -           -     1,943          -

Proceeds from common stock issued
    upon exercise of stock options
    (45,834 shares)                        23         693         -          -
                                       ------     -------   -------  ---------

Balance at September 30, 1997          $4,371     $45,965   $60,830   $(36,895)
                                       ======     =======   =======  =========

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

          The financial statements included in this Form 10-Q are presented in accordance with the requirements of the form and may not include all disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's Annual Report for the year ended June 30, 1997.

1. Discontinued Operations
   -----------------------

          The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, which approvals were given in August 1996, to settle the previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Systems Group division (the "Gichner Division"). In accordance with the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company fulfilled its commitment to make compensation for the government's civil claims by paying $5,550,000 in September 1996. The Company also accepted responsibility for the actions of the officers of the former Gichner Division by entering a plea of guilty under the federal False Claims Act, although those actions were concealed from the management of the Company, and paid a fine of $250,000 in August 1996. As previously reported, the Company recorded a $3,000,000 loss provision ($2,065,000 net of tax benefit), or $.36 loss per share, during fiscal 1996 for its Discontinued Operations, which provision, combined with amounts previously reserved in connection with these matters, covered all costs of the above settlements with the government, and included an accrual for the estimated legal and accounting fees related to the government claims and other costs related to certain discontinued operations of the Company, all of which were terminated or otherwise disposed of prior to fiscal 1990. See Part II, Item 1 of this Form 10-Q for additional information regarding these discontinued operations and claims in connection with the sale of the former Gichner Division.

2. Earnings Per Share
   ------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management does not believe that the implementation of SFAS 128 will have a material impact on the Company's per share amounts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Liquidity and Capital Resources
-------------------------------

          The Company's financial condition remained very strong and liquid at September 30, 1997 with cash and short-term investments totaling $52,248,000, working capital of $44,224,000 and net worth of $74,271,000. During the three months ended September 30, 1997, the net cash provided by operating activities was $3,114,000 compared to a net cash used by operating activities of $3,994,000 a year ago. This increase was principally the result of the $5,800,000 aggregate payment made to the federal government in the prior year regarding the matters involving the former Gichner Division of the Company (See Note 1 of Notes to Condensed Consolidated Financial Statements and the section titled "Gichner Systems Group Division" of Part II, Item 1 of this Form 10-Q for additional information). Excluding the aggregate payment to the federal government in the prior year, the net cash provided by operating activities increased by $1,308,000 compared to a year ago. This increase was principally the result of improved operating results, a year-over-year improvement of approximately $800,000 in cash generated from accounts receivable from clients and a decrease of approximately $450,000 in income taxes paid due to the timing of the payments.

          The Company's capital spending during the three months ended September 30, 1997 was $711,000 compared with $1,241,000 a year ago. This decrease was principally attributable to the purchase of computer and office equipment and leasehold improvements in the first fiscal quarter last year by Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), primarily in connection with the start-up of the new outsourcing businesses.

          As of November 7, 1997, the Company holds approximately 2,945,000 shares of its common stock at an aggregate cost of approximately $36,895,000. Future purchases, if any, by the Company of its common stock will be made with currently available funds and/or funds generated from operations.

          In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond") for an initial purchase price of approximately $40,300,000. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of September 30, 1997, approximately $1,131,000 of such contingent payments have been made. The acquisition was financed in part from $20,000,000 borrowed under an existing unsecured $25,000,000 revolving line of credit furnished by a bank (the "Credit Agreement") that currently converts to a three year term loan on December 31, 1998.

          Under the current terms of the Credit Agreement, the aggregate principal amount outstanding, which is limited to a maximum of $20,000,000, under the revolving line of credit on December 31, 1998 must be repaid by the Company in twelve quarterly installments commencing March 31, 1999 and ending December 31, 2001. Each of the first eleven installments must be in an amount equal to one-twentieth of the outstanding loan balance on December 31, 1998, with the twelfth installment equal to the amount necessary to repay the then unpaid principal amount of the loan. The loans bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time; or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was approximately 6.8% at September 30, 1997.

          The maximum amount of letters of credit that the bank will issue under the Credit Agreement is currently limited to $8,000,000. As of November 7, 1997, the Company was contingently liable for outstanding letters of credit aggregating approximately $3,725,000 which reduced the amount currently available for letters of credit under the Credit Agreement to approximately $1,275,000.

          Pursuant to an amended and restated employment agreement with the Chairman of the Company (the "Employment Agreement"), an amount equal to the discounted net present value of the deferred compensation payable to the Chairman under the Employment Agreement will, together with certain other amounts, be paid to the Chairman at the time of his retirement. The discounted net present value of the deferred compensation at September 30, 1997 was approximately $3,700,000, which amount is included in "Other liabilities" in the Condensed Consolidated Balance Sheet. The Chairman's Employment Agreement expires December 31, 1998 and provides for the Company to deposit into a trust, at the time of the Chairman's retirement, an amount equal to the discounted net present value of the aggregate consulting fees to be paid by the Company to the Chairman for consulting services to be rendered by the Chairman for the remainder of his life. The discounted net present value of the aggregate consulting fees was approximately $3,700,000 at September 30, 1997, which will be expensed as the services are rendered.

          In accordance with the employment agreement dated July 1, 1995 with the chairman of a subsidiary of the Company, the subsidiary deposited approximately $1,500,000 into a trust during fiscal 1996, which represented the deferred bonuses, and related interest, previously earned by the chairman. In accordance with the agreement, the chairman withdrew $250,000 in January 1996 and may withdraw $250,000 each January thereafter until the entire amount deposited in the trust, including all earnings and net of any losses, has been paid. The chairman may also withdraw the balance remaining in the trust upon retirement. As of September 30, 1997, $250,000 of the balance remaining in the trust is included in the Condensed Consolidated Balance Sheet in "Prepaid expenses and other current assets" and the remainder of the balance in the trust is included in "Other assets and deferred charges".

          The Company and its subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this Form 10-Q. The Company periodically reviews and updates the status of these matters and the past costs incurred with respect to each. Estimates of future costs are based upon currently available data.

          Management believes that reserves established to meet known and potential environmental liabilities for the pending environmental proceedings referred to in the section titled "Environmental Matters" of Part II, Item 1 of this Form 10-Q are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of the Legal Proceedings and the matters relating to Discontinued Operations described in
Part II, Item 1 of this Form 10-Q will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 12 will have a material adverse impact on the Company's future results of operations. However, there is no way to be certain that future developments relating to the environmental matters, or the matters involving the Company's former Gichner Systems Group division described in Part II, Item 1 of this Form 10-Q, will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

          Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service, stock repurchases and capital expenditure requirements.



Three Months Ended September 30, 1997  vs. Three Months Ended September 30, 1996
--------------------------------------------------------------------------------

Operating Revenues
------------------

          Operating revenues increased by 9% to $31,429,000 for the three months ended September 30, 1997 compared with $28,741,000 for the three months ended September 30, 1996 representing the highest first quarter revenues achieved by the Company since it became a pure financial services company in fiscal 1989. This increase was attributable to increases at Allied Bond, Interactive Performance, High Performance Services and Capital Credit Corporation ("Capital Credit"). Revenues at Transworld Systems Inc. ("Transworld Systems") were $14,800,000 for the three months ended September 30, 1997 compared with $14,885,000 a year ago. Allied Bond reported a 17% increase in revenues for the three months ended September 30, 1997, compared with a year ago, which represents the highest level of revenues achieved in the first quarter by Allied Bond since it was acquired in December 1992. Revenues at Capital Credit increased by 2% for the three months ended September 30, 1997, compared with a year ago.

Operating Expenses
------------------

          Operating expenses increased by $1,494,000 for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. The increase was attributable to an increase in operating expenses at Allied Bond, which expenses increased at a rate proportionately less than the rate of increase in revenues at Allied Bond, and increases in operating expenses at Interactive Performance and High Performance Services, which expenses increased at rates that were proportionately the same as the rates of increases in revenues at the respective subsidiaries. Operating expenses at Transworld Systems and Capital Credit were essentially unchanged compared with a year ago.

Selling, General and Administrative Expenses
--------------------------------------------

          Selling, general and administrative expenses increased by $742,000 for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. The increase was attributable to increases in expenses at Transworld Systems, Allied Bond, Interactive Performance and the Corporate office, partially offset by slight decreases in expenses at Capital Credit and High Performance Services. The increase in Corporate office expenses primarily resulted from increases in professional fees and expenses related to the relocation of the Corporate office to South Carolina.

Depreciation and Amortization
-----------------------------

          Depreciation and amortization expenses decreased by $35,000 for the three months ended September 30, 1997 compared with the three months ended September 30, 1996 due to decreases in depreciation expense at Transworld Systems and Capital Credit, partially offset by increases in depreciation expense at Interactive Performance, Allied Bond and High Performance Services.

Operating Income
----------------

          Operating income increased by 18% to $3,229,000 for the three months ended September 30, 1997 compared with $2,742,000 for the three months ended September 30, 1996 representing the highest first quarter operating income achieved by the Company since it became a pure financial services company in fiscal 1989. This increase was attributable to increases at Allied Bond, Capital Credit, Interactive Performance and High Performance Services, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $3,213,000 for the three months ended September 30, 1997 compared with $3,314,000 a year ago and continued to maintain a strong operating margin, which was approximately 21%, after amortization of goodwill, for the three months ended September 30, 1997. Operating income at Allied Bond increased significantly for the three months ended September 30, 1997 and was more than 50% higher than any first quarter level previously achieved by Allied Bond since it was acquired in December
1992. Operating income at Capital Credit also increased significantly for the three months ended September 30, 1997 compared with a year ago and represents the highest first quarter operating income ever reported by Capital Credit.

Interest Expense and Interest Income
------------------------------------

          Interest expense increased by $16,000 for the three months ended September 30, 1997 compared with a year ago. Interest income increased by $217,000 for the three months ended September 30, 1997 compared with a year ago, principally due to higher short-term investment balances. During the three months ended September 30, 1997 and 1996, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
------------
          The Company's effective income tax rate was 44% for the three months ended September 30, 1997 and 1996.

Part II - Other Information (Unaudited)
---------------------------------------

Item 1.  Legal Proceedings:
--------------------------

          In addition to the continuing environmental clean-up efforts and other matters described below, the Company and certain subsidiaries are parties to a number of lawsuits arising in the ordinary course of business.

          A lawsuit was brought in 1993 by three individuals engaged by Transworld Systems as independent contractors, in which it was alleged that Transworld Systems had improperly treated the plaintiffs as independent contractors rather than employees. All of the asserted claims were dismissed by the Court in 1996 with prejudice.

          Some of the same persons and others have also brought suit against Transworld Systems and certain of its directors and officers alleging breach of contract and mental distress as a result of Transworld Systems' failure to supply plaintiffs with certain business information, including copies of a monthly publication distributed by Transworld Systems. Several persons have also brought suit alleging wrongful termination. Transworld Systems prevailed in a jury trial in 1997, and all of these claims have been dismissed.

          Eight purported class actions are currently pending against Transworld Systems, two of which also name the Company as a defendant, and one alleged class action is currently pending against Allied Bond, which actions have been brought by debtors who received written collection notices from either Transworld Systems or its Credit Management Services division, or Allied Bond, respectively. Plaintiffs in these actions allege that such letters violated various provisions of the federal Fair Debt Collection Practices Act or comparable state regulations. Allied Bond has agreed to settle the action brought against it for an immaterial amount, subject to court approval. A United States Magistrate Judge appointed in one of the alleged class actions against Transworld Systems has, upon motion of Transworld Systems, recommended that the District Court Judge in the case grant summary judgment in favor of Transworld Systems. The claims in the seven other purported class actions against Transworld Systems have been reviewed by counsel to Transworld Systems and, based on their assessment, management has concluded that the claims are of questionable merit. Transworld Systems intends to vigorously defend each of these actions.

          Based on current estimates and information, the Company does not believe that the ultimate resolution of the above lawsuits will have a material adverse impact on the Company's overall financial condition or future results of operations.

Gichner Systems Group Division:

          In 1989 the Company sold the assets and business of the Company's former Gichner Systems Group division (the "Gichner Division") to Gichner Systems Group, Inc. (the "Purchaser") and, accordingly, reflected the Gichner Division as a discontinued operation in the Company's Consolidated Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Gichner Division, who were also members of the group that purchased the Gichner Division from the Company and who were officers of the Purchaser, in connection with certain government contracts negotiated prior to the sale. After investigation, those of the former officers who were then working for the Purchaser were terminated for cause by the Purchaser, and the Company and Purchaser tendered to the Department of Defense a report of the results of their investigation.

          The Purchaser, which pled guilty to obstruction of justice as a result of its hindrance of the government's investigation and its destruction of documents related to this matter, commenced suit against the Company in which it alleged misrepresentation and breach by the Company of the provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company denies each of the claims and intends to vigorously defend this action. Although management believes the reserve established for this matter is adequate, based on current information, there is no way to be certain that future developments will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision. The Company does not anticipate, based on current information, that the resolution of this matter will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments.

          Two former officers of the Gichner Division filed suit against the Company for retirement benefits that the Company terminated when their alleged misconduct was reported to the Company. All of their claims, and their refiled claims, have been dismissed by the Court. The Company has counterclaimed for damages resulting from the misconduct of the two former officers of the Gichner Division. Appeals are pending in these matters. The estate of a third former officer of the Gichner Division filed suit against the Company for similar claims, all of which have been dismissed by the Court.

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

          The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comment. The Company's environmental counsel retained several reputable environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these experts indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. These findings have been submitted to the EPA to challenge the perceived need for and the extent of the proposed additional remediation. As previously reported, the Company recorded an $8,000,000 loss provision during fiscal 1995 for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990, which included a provision of approximately $4,000,000 for environmental matters. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, the provision for environmental matters included the estimated legal and consulting costs for this and other sites involving the Company or an inactive subsidiary, the estimated costs to defend the Company's aforementioned settlement with the government regarding this site, and the estimated remediation costs that the Company will incur, based on current information, if its prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. A better estimate of costs associated with any further remediation to be taken at the site cannot be made until a Record of Decision is issued by the EPA, which is expected to be issued within the next twelve months. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of liability, if any, cannot reasonably be made.

          It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during fiscal 1995, no significant expenses related to environmental matters were recorded by the Company during the three months ended September 30, 1997 or the three years ended June 30, 1997 due to the adequacy of previously recorded reserve balances based on information available at that time. Management believes that reserves established to meet known and potential environmental liabilities are adequate based on current information. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.


Item 6.  Exhibits and Reports on Form 8-K:
-----------------------------------------

(a)  Exhibits:
     --------

     Exhibit No. 10(a) -  Amended and Restated Employment Agreement between The
                          Union Corporation and Melvin L. Cooper, dated as of July 1, 1997.

     Exhibit No. 10(b) -  Amendment to Employment Agreement between The Union
                          Corporation and William B. Hewitt, dated as of July 1, 1997.

     Exhibit No. 10(c) -  Amendment to Employment Agreement between The Union
                          Corporation and Nicholas P. Gill, dated as of July 1, 1997.

     Exhibit No. 11    -  Computation of Primary and Fully Diluted Earnings Per
                          Share (Unaudited)

     Exhibit No. 27    -  Financial Data Schedule (Unaudited)

(b)  Reports on Form 8-K:
     -------------------

     There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                 SIGNATURES
                                 ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE UNION CORPORATION
                                      (Registrant)



Date:  November 13, 1997                By:    William B. Hewitt
                                               --------------------------
                                               William B. Hewitt
                                               President
                                               (Chief Executive Officer)



Date:  November 13, 1997                By:    Nicholas P. Gill
                                               --------------------------
                                               Nicholas P. Gill
                                               Executive Vice President,
                                               Treasurer and Secretary
                                               (Chief Financial Officer)