Form 10-Q
period 1997-12-31
UNION CORP
filed 1998-02-17
CIK 100817

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


For the Quarter Ended December 31, 1997           Commission File Number 1-5371


                              The Union Corporation
             (Exact name of Registrant as specified in its charter)


          Delaware                                   25-0848970
(State of incorporation)                (I.R.S. Employer Identification Number)


          211 King Street, Charleston, SC                     29401
      (Address of principal executive offices)              (Zip Code)


                                 (803) 958-3800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                             YES X         NO

         5,893,007 Common shares were outstanding as of February 6, 1998

                     THE UNION CORPORATION AND SUBSIDIARIES

        Index to Condensed Consolidated Financial Statements and Exhibits

Part I.  Financial Information:                                             Page

         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets,
                   December 31, 1997 (Unaudited) and
                   June 30, 1997                                              3

                   Condensed Consolidated Statements of
                   Operations (Unaudited), for the Six
                   Months Ended December 31, 1997 and 1996                    4

                   Condensed Consolidated Statements of
                   Operations (Unaudited), for the Three
                   Months Ended December 31, 1997 and 1996                    5

                   Condensed Consolidated Statements of
                   Cash Flows (Unaudited), for the Six
                   Months Ended December 31, 1997 and 1996                    6

                   Condensed Consolidated Statement of
                   Shareholders' Equity (Unaudited), for
                   the Six Months Ended December 31, 1997                     7

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited)                       8 - 10

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations (Unaudited)                             11 - 17

Part II. Other Information (Unaudited):

         Item 1.   Legal Proceedings                                     18 - 21

         Item 4.   Submission of Matters to a Vote of Security Holders        21

         Item 5.   Other Information                                          22

         Item 6.   Exhibits and Reports on Form 8-K                           22

         Signatures                                                           23

                     THE UNION CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 December 31, 1997 (Unaudited) and June 30, 1997
                                 (In thousands)

                                                                                    December 31,       June 30,
                                                                                       1997              1997
                                                                                     ---------        ---------
        ASSETS
Current assets:
  Cash                                                                               $  11,688        $  11,574
  Short-term investments, at cost, which approximates market                            43,507           37,804
  Accounts receivable, trade, less allowance for doubtful
    accounts of $825 and $681                                                           11,304           10,214
  Refundable income taxes                                                                  622              -
  Prepaid expenses and other current assets                                              5,450            3,842
                                                                                     ---------        ---------
    Total current assets                                                                72,571           63,434

Property, buildings and equipment, net                                                   7,785            8,323
Cost of intangible assets from businesses acquired,
  less accumulated amortization of $11,261 and $10,532                                  47,294           48,023
Other assets and deferred charges                                                        4,262            3,490
Deferred income taxes                                                                    5,819            2,749
                                                                                     ---------        ---------
    Total assets                                                                     $ 137,731        $ 126,019
                                                                                     =========        =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $   2,960        $   3,406
  Accrued expenses                                                                      27,497           18,015
  Income taxes payable                                                                    -                 866
  Current portion of long-term debt                                                     20,213              259
                                                                                     ---------        ---------
    Total current liabilities                                                           50,670           22,546

Long-term debt                                                                             283           20,379
Other liabilities                                                                       17,103           11,482
                                                                                     ---------        ---------
    Total liabilities                                                                   68,056           54,407
                                                                                     ---------        ---------
Shareholders' equity:
  Common stock, $.50 par value; authorized shares,
    15,000; issued shares 8,837 and 8,696                                                4,418            4,348
  Additional paid-in capital                                                            47,964           45,272
  Retained earnings                                                                     54,188           58,887
  Less treasury stock, at cost, 2,945 and 2,945 shares                                 (36,895)         (36,895)
                                                                                     ---------        ---------
    Total shareholders' equity                                                          69,675           71,612
                                                                                     ---------        ---------

    Total liabilities and shareholders' equity                                       $ 137,731        $ 126,019
                                                                                     =========        =========


                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               For the Six Months Ended December 31, 1997 and 1996
                (Dollars in thousands, except per share amounts)

                                                                                            1997         1996
                                                                                         ---------    ---------
Operating revenues                                                                        $64,740      $57,718
                                                                                         ---------    ---------

Expenses:
     Operating expenses                                                                    42,522       38,690
     Selling, general and administrative expenses                                          13,604       11,399
     Depreciation and amortization                                                          2,208        2,326
                                                                                         ---------    ---------

     Total expenses                                                                        58,334       52,415
                                                                                         ---------    ---------

Operating income                                                                            6,406        5,303

Interest expense                                                                             (731)        (696)
Interest income                                                                             1,256          746
                                                                                         ---------    ---------

Income from continuing operations
     before income taxes                                                                    6,931        5,353

Provision for income taxes                                                                  3,050        2,355
                                                                                         ---------    ---------

Income from continuing operations                                                           3,881        2,998

Discontinued operations loss provision
     (net of tax benefit of $4,420)                                                        (8,580)        -
                                                                                         ---------    ---------

Net income (loss)                                                                        $ (4,699)     $ 2,998
                                                                                         =========    =========
Basic earnings per common share:
     Income from continuing operations                                                   $    .67     $    .53
     Discontinued operations loss provision                                                 (1.48)        -
                                                                                         ---------    ---------
     Net income (loss)                                                                   $   (.81)    $    .53
                                                                                         =========    =========

Diluted earnings per common share:
     Income from continuing operations                                                   $    .65     $    .51
     Discontinued operations loss provision                                                 (1.43)        -
                                                                                         ---------    ---------
     Net income (loss)                                                                   $   (.78)    $    .51
                                                                                         =========    =========

Number of weighted average shares outstanding
     for basic earnings per common share                                                 5,787,675    5,705,841
Dilutive effect of stock options                                                           201,167      198,988
                                                                                         ---------    ---------
Number of adjusted weighted average shares outstanding
     for dilutive earnings per common share                                              5,988,842    5,904,829
                                                                                         =========    =========

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended December 31, 1997 and 1996
                 (Dollars in thousands, except per share amounts

                                                                                            1997         1996
                                                                                         ---------    ---------
Operating revenues                                                                       $ 33,311     $ 28,977
                                                                                         ---------    ---------

Expenses:
     Operating expenses                                                                    21,863       19,525
     Selling, general and administrative expenses                                           7,192        5,729
     Depreciation and amortization                                                          1,079        1,162
                                                                                         ---------    ---------

     Total expenses                                                                        30,134       26,416
                                                                                         ---------    ---------

Operating income                                                                            3,177        2,561

Interest expense                                                                             (365)        (346)
Interest income                                                                               650          357
                                                                                         ---------    ---------

Income from continuing operations
      before income taxes                                                                   3,462        2,572

Provision for income taxes                                                                  1,524        1,131
                                                                                         ---------    ---------

Income from continuing operations                                                           1,938        1,441

Discontinued operations loss provision
     (net of tax benefit of $4,420)                                                        (8,580)        -
                                                                                         ---------    ---------

Net income (loss)                                                                        $ (6,642)    $  1,441
                                                                                         =========    =========

Basic earnings per common share:
     Income from continuing operations                                                   $    .33     $    .25
     Discontinued operations loss provision                                                 (1.48)        -
                                                                                         ---------    ---------
     Net income (loss)                                                                   $  (1.15)    $    .25
                                                                                         =========    =========
Diluted earnings per common share:
     Income from continuing operations                                                   $    .32     $    .24
     Discontinued operations loss provision                                                 (1.43)        -
                                                                                         ---------    ---------
     Net income (loss)                                                                   $  (1.11)    $    .24
                                                                                         =========    =========

Number of weighted average shares outstanding
    for basic earnings per common share                                                  5,803,510    5,728,183
Dilutive effect of stock options                                                           209,668      172,003
                                                                                         ---------    ---------
Number of adjusted weighted average shares outstanding
    for dilutive earnings per common share                                               6,013,178    5,900,186
                                                                                         =========    =========

                     THE UNION CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Six Months Ended December 31, 1997 and 1996
                                 (In thousands)

                                                                                        1997           1996
                                                                                     ---------      ---------
Cash Flows From Operating Activities:
Net income (loss)                                                                    $ (4,699)      $  2,998
Adjustments to reconcile net income to net cash
    provided by operations:
  Discontinued operations loss provision, net of tax benefit                            8,580              -
  Depreciation and amortization                                                         2,208          2,326
  Deferred compensation expense                                                           205            194
  Non-cash compensation expense                                                           239              -
  Provision for doubtful accounts                                                         188            129
  Provision for deferred income taxes                                                     500            900
Changes in assets and liabilities:
    Accounts receivable - (increase) decrease                                          (1,278)           238
    Prepaid expenses and other current assets - (increase) decrease                    (1,608)           378
    Other assets and deferred charges - (increase) decrease                              (772)            71
    Accounts payable and accrued expenses - increase (decrease)                         6,331         (7,489)
    Income taxes payable - increase (decrease)                                              3           (581)
    Other liabilities - (decrease) increase                                            (4,879)           477
                                                                                     ---------      ---------
Net cash provided by (used by) operating activities                                     5,018           (359)
                                                                                     ---------      ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                                   (947)        (1,523)
  Additional purchase price related to the
    purchase of Allied Bond & Collection Agency                                             -           (134)
  Other                                                                                     6              7
                                                                                     ---------      ---------
Net cash (used by) investing activities                                                  (941)        (1,650)
                                                                                     ---------      ---------

Cash Flows From Financing Activities:
  Principal payments on long-term debt                                                    (63)           (59)
  Principal payments on capital lease obligations                                         (79)           (75)
  Fair market value of shares of common stock received
    from an optionee to satisfy withholding tax obligation                               (252)          (868)
  Proceeds from the exercise of stock options                                           2,134            361
                                                                                     ---------      ---------
Net cash provided by (used by) financing activities                                     1,740           (641)
                                                                                     ---------      ---------

Net increase (decrease) in cash and short-term investments                              5,817         (2,650)

Cash and short-term investments at June 30                                             49,378         43,163
                                                                                     ---------      ---------

Cash and short-term investments at December 31                                       $ 55,195       $ 40,513
                                                                                     =========      =========

Supplemental disclosures of cash flow information:
  Interest paid                                                                      $    949       $    685
  Income taxes paid                                                                     2,547          2,036



                     THE UNION CORPORATION AND SUBSIDIARIES
      Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
                   For the Six Months Ended December 31, 1997
                             (Dollars in thousands)


                                                                      Additional
                                                        Common           paid-in         Retained          Treasury
                                                         stock           capital         earnings             stock
                                                        ------        ----------         --------          --------
Balance at June 30, 1997                              $  4,348         $  45,272        $  58,887        $ (36,895)

Net income                                                -                 -               1,943             -

Proceeds from common stock issued
    upon exercise of stock options
    (45,834 shares)                                         23               693         -                    -
                                                      --------         ---------        ---------        ----------

Balance at September 30, 1997                            4,371            45,965           60,830          (36,895)

Net (loss)                                                -                 -              (6,642)            -

Proceeds from common stock issued
    upon exercise of stock options
    (95,063 shares, net)                                    47             1,999         -                  -
                                                      --------         ---------        ---------        ----------

Balance at December 31, 1997                          $  4,418         $  47,964        $  54,188        $ (36,895)
                                                      ========         =========        =========        ==========


During the quarter ended December 31, 1997, options were exercised to purchase 75,014 shares of common stock of the Company and the optionee elected to pay the aggregate exercise price for 42,917 shares in cash and pay the aggregate exercise price for the remaining 32,097 shares by surrendering to the Company 23,582 shares of common stock of the Company, acquired in conjunction with the exercise of the options, that had a fair market value on the date of exercise equal to the aggregate exercise price. In addition, the optionee elected to satisfy the withholding tax obligations resulting from such exercise by surrendering to the Company 8,066 shares of common stock of the Company acquired by the optionee in conjunction with the exercise of the options. The shares surrendered to satisfy the withholding tax obligations were valued at the fair market value on the date of the exercise of the options.


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

1.   Share Purchase Agreement and Plan of Merger

     On December 22, 1997, the Company entered into a Share Purchase Agreement and Plan of Merger (the "Merger Agreement") with Outsourcing Solutions Inc. ("OSI"), and Sherman Acquisition Corporation ("Sherman"), a wholly-owned subsidiary of OSI, pursuant to which Sherman commenced a tender offer (the "Offer") on December 24, 1997 to purchase all issued and outstanding shares of common stock, par value $.50 per share, of the Company (the "Shares") at a cash price of $31.50 per Share. Sherman successfully completed its tender offer for the Company's common stock on January 23, 1998 and, after giving effect to the purchase of the Shares tendered and an additional 306,100 Shares purchased in an open-market transaction after the consummation of the Offer, Sherman currently owns approximately 83% of the outstanding shares of common stock of the Company. The Merger Agreement provides that, subject to fulfillment of certain conditions, following completion of the Offer, Sherman will merge into the Company (the "Merger"), and the Company, as the surviving corporation in the Merger, will become a wholly-owned subsidiary of OSI. Pursuant to the Merger Agreement and subject to certain conditions therein, any Shares that were not acquired through the Offer will be converted into the right to receive the same $31.50 cash per share price paid in the Offer. As a result, the Company will no longer be a public company and there will be no public market for shares of its stock. For additional information, reference is made to the Schedule 14D-9 Solicitation/Recommendation Statement that was filed by the Company on December 24, 1997 and Amendments No. 1 and 2 to Schedule 14D-9 that were filed by the Company on January 14, 1998 and January 21, 1998, respectively.

2.   Discontinued Operations - Subsequent Events

     The Company recorded a $13,000,000 loss provision ($8,580,000 net of tax benefit), or $1.43 loss per share on a dilutive basis, during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding (i) previously reported environmental matters involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter and (ii) the settlement, on February 9, 1998, of the previously reported suit brought against the Company by Gichner
Systems Group, Inc. The net loss provision of $8,580,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three and six months ended December 31, 1997. The Condensed Consolidated Balance Sheet at December 31, 1997 includes "Accrued expenses" of $2,500,000 and "Other liabilities" of $10,500,000 comprising the $13,000,000 loss provision.

     As noted above, although an inactive subsidiary of the Company fully performed a settlement with the federal government, covering environmental matters at a site at which the affected subsidiary previously conducted operations, the government has subsequently reopened the matter. As previously reported, a group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the federal Environmental Protection Agency ("EPA") and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comment. The Company's environmental counsel retained several reputable environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these experts indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. These findings were submitted to the EPA to challenge the perceived need for and the extent of the proposed additional remediation. As previously reported, a better estimate of costs associated with any further remediation to be taken at the site could not be made until a Record of Decision was issued by the EPA. The EPA issued such Record of Decision for this site on February 6, 1998 and, notwithstanding the information contained in the findings submitted by the Company, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17,300,000. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, included in the $13,000,000 loss provision recorded during the current fiscal quarter is an additional loss provision of $10,500,000 for this site. As a result, the aggregate amounts reserved by the Company for this site is approximately $13,750,000, which includes reserves previously established for this site, and represents the Company's best estimate of the ultimate legal and consulting costs for this site, costs to defend the Company's aforementioned settlement with the government regarding this site, and the Company's portion of the estimated remediation costs that will ultimately be incurred by the Company, based on current information, if the Company's prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed.

     In 1989 the Company sold the assets and business of its Gichner Systems Group division (the "Gichner Division") to Gichner Systems Group, Inc. ("the Purchaser") and, accordingly, reflected the Gichner Division as a discontinued operation in the Company's Consolidated Statements of Operations. In 1991 the Purchaser informed the Company that false pricing information might have been supplied by former officers of the Gichner Division, who were also members of the group that purchased the Gichner Division from the Company and who were officers of the Purchaser, in connection with certain government contracts negotiated prior to the sale. After investigation, those of the former officers who were then working for the Purchaser were terminated for cause by the Purchaser, and the Company and Purchaser tendered to the Department of Defense a report of the results of their investigation.

     The Company reached agreements with the federal government in January 1996, subject to certain agency approvals and final approval by the Court, which approvals were given in August 1996, to settle the above previously reported matters involving false pricing information and claims made by certain senior officers of the Company's former Gichner Division. In accordance with the agreements, which recognize the Company's co-operation in and substantial contribution to the investigation of these matters, the Company fulfilled its commitment to make compensation for the government's civil claims by paying $5,550,000 in September 1996. The Company also accepted responsibility for the actions of the officers of the former Gichner Division by entering a plea of guilty under the federal False Claims Act, although those actions were concealed from the management of the Company, and paid a fine of $250,000 in August 1996.

     The Purchaser, which has pled guilty to obstruction of justice as a result of its hindrance of the government's investigation and its destruction of documents related to this matter, commenced suit in fiscal 1995 against the Company in which it alleges misrepresentation and breach by the Company of provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company has denied each of the claims. However, in order to end the substantial expense and distraction of continued litigation, the Company settled this matter with the Purchaser on February 9, 1998, whereby the Company will pay $2,750,000 to the Purchaser to settle any and all liabilities and obligations which were asserted or could have been asserted by the Purchaser in the above lawsuit. Accordingly, the $13,000,000 loss provision recorded during the current fiscal quarter includes a provision of $2,500,000 for settlement costs related to this matter.

     See Part II, Item 1 of this Form 10-Q for additional information regarding discontinued operations and claims in connection with the sale of the former Gichner Division.

3.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the requirements of SFAS 128.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Liquidity and Capital Resources

     The Company's financial condition remained very strong and liquid at December 31, 1997 with cash and short-term investments totaling $55,195,000, working capital of $21,901,000 and net worth of $69,675,000. During the six months ended December 31, 1997, the net cash provided by operating activities was $5,018,000 compared to net cash used by operating activities of $359,000 a year ago. This increase was principally the result of the $5,800,000 aggregate payment made to the federal government in the prior year regarding the matters involving the former Gichner Division of the Company (See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information). Excluding the aggregate payment to the federal government in the prior year, the net cash provided by operating activities decreased by $423,000 compared to a year ago. This decrease was principally the result of increases of approximately $500,000 in income taxes paid and approximately $260,000 in interest paid, both primarily due to the timing of the payments, partially offset by improved operating results.

     The Company's capital spending during the six months ended December 31, 1997 was $947,000 compared with $1,523,000 a year ago. This decrease was principally attributable to the purchase of computer and office equipment and leasehold improvements in the first fiscal quarter last year by Interactive Performance, Inc. ("Interactive Performance") and High Performance Services, Inc. ("High Performance Services"), primarily in connection with the start-up of the Company's new outsourcing businesses.

     On December 22, 1997, the Company entered into a Share Purchase Agreement and Plan of Merger (the "Merger Agreement") with Outsourcing Solutions Inc. ("OSI"), and Sherman Acquisition Corporation ("Sherman"), a wholly-owned subsidiary of OSI, pursuant to which Sherman commenced a tender offer (the "Offer") on December 24, 1997 to purchase all issued and outstanding shares of common stock, par value $.50 per share, of the Company (the "Shares") at a cash price of $31.50 per Share. Sherman successfully completed its tender offer for the Company's common stock on January 23, 1998 and, after giving effect to the purchase of the Shares tendered and an additional 306,100 Shares purchased in an open-market transaction after the consummation of the Offer, Sherman currently owns approximately 83% of the outstanding shares of common stock of the Company. The Merger Agreement provides that, subject to fulfillment of certain conditions, following completion of the Offer, Sherman will merge into the Company, and the Company, as the surviving corporation in the merger, will become a wholly-owned subsidiary of OSI. Pursuant to the Merger Agreement and subject to certain conditions therein, any Shares that were not acquired through the Offer will be converted into the right to receive the same $31.50 cash per share price paid in the Offer. As a result, the Company will no longer be a public company and there will be no public market for shares of its stock. For additional information, reference is made to the Schedule 14D-9 Solicitation/Recommendation Statement that was filed by the Company on December 24, 1997 and Amendments No. 1 and 2 to Schedule 14D-9 that were filed by the Company on January 14, 1998 and January 21, 1998, respectively. As a result of the change-in-control of the Company, certain executives, in accordance with their respective employment agreements, resigned from their respective positions as officers of the Company, terminating their respective employment agreements, and received a lump sum payment in satisfaction of all payments due under their respective employment agreements. The aggregate amount paid by the Company in January 1998 to such executives, and to certain non-employee directors and employees as a result of the change-in-control of the Company, was approximately $14,100,000, of which approximately $9,000,000 represents the net present value of the aggregate amount that would have been payable to such persons at the time of their termination of employment, or thereafter, if a change-in-control of the Company had not occurred. In addition, the Merger Agreement provided that outstanding stock options to purchase an aggregate of 603,534 shares of Common Stock of the Company be cancelled and, in exchange, each holder thereof was entitled to a payment in cash equal to the difference between the exercise price of such options and $31.50 per share. As a result, the Company paid an aggregate of approximately $7,859,000 to the holders of such options in January 1998.

     Under the current terms of the unsecured $25,000,000 revolving line of credit facility furnished by a bank (the "Credit Agreement"), the $20,000,000 aggregate principal amount outstanding under the revolving line of credit must be repaid by the Company at the time of the Merger. The Company anticipates that such repayment will be made with funds then currently available to the Company and/or debt facilities available to OSI. Loans under the Credit Agreement bear interest, at the Company's option, at either the bank's base rate, which is announced by the bank from time to time, or at 3/4% above the bank's Eurodollar rate during both the revolving and term loan periods. The interest rate, which is reset periodically, on the revolving term loan was approximately 6.7% at December 31, 1997 and 8.5% at February 6, 1998.

     The maximum amount of letters of credit that the bank will issue under the Credit Agreement is currently limited to $8,000,000. As of February 6, 1998, the Company was contingently liable for outstanding letters of credit aggregating approximately $3,725,000 which reduced the amount currently available for letters of credit under the Credit Agreement to approximately $1,275,000, based on amounts currently outstanding under the Company's revolving credit facility. The Company currently anticipates that its bank will continue to provide a letter of credit facility to the Company and that the letters of credit that have been issued by the bank on behalf of the Company will remain outstanding following the Merger.

     In December 1992, the Company completed the acquisition of Allied Bond & Collection Agency ("Allied Bond") for an initial purchase price of approximately $40,300,000. In addition, contingent payments not to exceed approximately $8,300,000 may be payable by the Company based upon Allied Bond attaining certain earnings levels over the five and one-half year period ending June 30, 1998. As of December 31, 1997, approximately $1,131,000 of such contingent payments have been made.

     The Company and its subsidiaries are involved in litigation and administrative proceedings described in Part II, Item 1 of this Form 10-Q. The Company periodically reviews and updates the status of these matters and the estimated future costs, if any, as well as the past costs incurred with respect to each. Estimates of future costs are based upon currently available data.

     The Company recorded a $13,000,000 loss provision ($8,580,000 net of tax benefit), or $1.43 loss per share on a dilutive basis, during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding (i) previously reported environmental matters involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter and (ii) the settlement, on February 9, 1998, of the previously reported suit brought against the Company by Gichner
Systems Group, Inc. The net loss provision of $8,580,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three and six months ended December 31, 1997. The Condensed Consolidated Balance Sheet at December 31, 1997 includes "Accrued expenses" of $2,500,000 and "Other liabilities" of $10,500,000 comprising the $13,000,000 loss provision.

     The Company does not anticipate, based on current information and amounts previously recorded, that the ultimate resolution of the Legal Proceedings and the Environmental Matters and the matter relating to the Gichner Systems Group described in Part II, Item 1 of this Form 10-Q will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, nor that the resolution of the Legal Proceedings described on page 18 will have a material adverse impact on the Company's future results of operations. However, there is no way to be certain that future developments relating to the environmental matters described in Part II, Item 1 of this Form 10-Q, will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

     Management believes that current cash and short-term investments and the Company's future cash flows from operations are sufficient to provide for anticipated working capital, debt service and capital expenditure requirements.

Six Months Ended December 31, 1997  vs. Six Months Ended December 31, 1996

Operating Revenues
     Operating revenues increased by 12% to $64,740,000 for the six months ended December 31, 1997 compared with $57,718,000 for the six months ended December 31, 1996 representing the highest revenues achieved by the Company for the first six months of a fiscal year since it became a pure financial services company in fiscal 1989. This increase was attributable to increases at Transworld Systems Inc. ("Transworld Systems"), Allied Bond, Interactive Performance and High Performance Services. Revenues at Transworld Systems were $31,090,000 for the six months ended December 31, 1997 compared with $29,456,000 a year ago. Allied Bond reported a 21% increase in revenues for the six months ended December 31, 1997, compared with a year ago, which represents the highest level of revenues achieved in the first six months of a fiscal year by Allied Bond since it was acquired in December 1992. Revenues at Capital Credit Corporation ("Capital
Credit") for the six months ended December 31, 1997 were essentially unchanged compared with a year ago.

Operating Expenses
     Operating expenses increased by $3,832,000 for the six months ended December 31, 1997 compared with the six months ended December 31, 1996. The increase was attributable to increases in operating expenses at Transworld Systems and Allied Bond, which expenses increased at rates proportionately less than the rates of increases in revenues at the respective subsidiaries, and increases in operating expenses at Interactive Performance and High Performance Services, which expenses increased at rates that were approximately proportionate to the rates of increases in revenues at the respective subsidiaries. Operating expenses at Capital Credit decreased slightly compared with a year ago.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $2,205,000 for the six months ended December 31, 1997 compared with the six months ended December 31, 1996. The increase was attributable to increases in expenses at Transworld Systems, Allied Bond, Interactive Performance and the Corporate office, partially offset by slight decreases in expenses at Capital Credit and High Performance Services. The increase in Corporate office expenses primarily resulted from increases in professional fees resulting from the Share Purchase Agreement and Plan of Merger with Outsourcing Solutions Inc. and Sherman Acquisition Corporation and expenses related to the closing of the former Corporate office in Connecticut.

Depreciation and Amortization
     Depreciation and amortization expenses decreased by $118,000 for the six months ended December 31, 1997 compared with the six months ended December 31, 1996 due to decreases in depreciation expense at Transworld Systems, Capital Credit and Allied Bond, partially offset by increases in depreciation expense at Interactive Performance and High Performance Services.

Operating  Income
     Operating income increased by 21% to $6,406,000 for the six months ended December 31, 1997 compared with $5,303,000 for the six months ended December 31, 1996 representing the highest operating income achieved by the Company for the first six months of a fiscal year since it became a pure financial services company in fiscal 1989. This increase was attributable to increases at Allied Bond, Transworld Systems, Capital Credit, Interactive Performance and High Performance Services, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $7,054,000 for the six months ended December 31, 1997 compared with $6,600,000 a year ago and continued to maintain a strong operating margin, which was approximately 22%, after amortization of goodwill, for the six months ended December 31, 1997. Operating income at Allied Bond increased significantly for the six months ended December 31, 1997 and was more than 50% higher than any level previously achieved by Allied Bond for the first six months of a fiscal year since it was acquired in December 1992. Operating income at Capital Credit also increased significantly for the six months ended December 31, 1997 compared with a year ago.

Interest Expense and Interest Income
     Interest expense increased by $35,000 for the six months ended December 31, 1997 compared with a year ago. Interest income increased by $510,000 for the six months ended December 31, 1997 compared with a year ago, principally due to higher short-term investment balances. During the six months ended December 31, 1997 and 1996, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
     The Company's effective income tax rate for continuing operations was 44% for the six months ended December 31, 1997 and 1996.

Discontinued Operations Loss Provision
     The Company recorded a $13,000,000 loss provision ($8,580,000 net of tax benefit), or $1.43 loss per share on a dilutive basis, during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding (i) previously reported environmental matters involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter and (ii) the settlement, on February 9, 1998, of the previously reported suit brought against the Company by Gichner
Systems Group, Inc. The net loss provision of $8,580,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the six months ended December 31, 1997. (See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information).

Three Months Ended December 31, 1997 vs. Three Months Ended December 31, 1996

Operating Revenues
     Operating revenues increased by 15% to $33,311,000 for the three months ended December 31, 1997 compared with $28,977,000 for the three months ended December 31, 1996 representing the highest second fiscal quarter revenues achieved by the Company since it became a pure financial services company in fiscal 1989. This increase was attributable to increases at Transworld Systems, Allied Bond and Interactive Performance. Revenues at Transworld Systems were $16,290,000 for the three months ended December 31, 1997 compared with $14,571,000 a year ago. Allied Bond reported a 26% increase in revenues for the three months ended December 31, 1997, compared with a year ago, which represents the highest level of revenues achieved in any quarter by Allied Bond since it was acquired in December 1992. Revenues at Capital Credit decreased by 2% for the three months ended December 31, 1997, compared with a year ago. Revenues at High Performance Services for the three months ended December 31, 1997 were essentially unchanged compared to a year ago.

Operating Expenses
     Operating expenses increased by $2,338,000 for the three months ended December 31, 1997 compared with the three months ended December 31, 1996. The increase was attributable to increases in operating expenses at Transworld Systems and Allied Bond, which expenses increased at rates proportionately less than the rates of increases in revenues at the respective subsidiaries, and an increase in operating expenses at Interactive Performance, which expenses increased at a rate that was approximately proportionate to the rate of increase in revenues at Interactive Performance. Operating expenses at Capital Credit for the three months ended December 31, 1997 decreased slightly compared with a year ago. Operating expenses at High Performance Services for the three months ended December 31, 1997 were essentially unchanged compared to a year ago.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $1,463,000 for the three months ended December 31, 1997 compared with the three months ended December 31, 1996. The increase was attributable to increases in expenses at Transworld Systems, Allied Bond, Interactive Performance and the Corporate office, partially offset by slight decreases in expenses at Capital Credit and High Performance Services. The increase in Corporate office expenses primarily resulted from increases in professional fees resulting from the Share Purchase Agreement and Plan of Merger with Outsourcing Solutions Inc. and Sherman Acquisition Corporation and expenses related to the closing of the former Corporate office in Connecticut.

Depreciation and Amortization
     Depreciation and amortization expenses decreased by $83,000 for the three months ended December 31, 1997 compared with the three months ended December 31, 1996 due to decreases in depreciation expense at Transworld Systems, Capital Credit and Allied Bond, partially offset by an increase in depreciation expense at Interactive Performance.

Operating Income
     Operating income increased by 24% to $3,177,000 for the three months ended December 31, 1997 compared with $2,561,000 for the three months ended December 31, 1996 representing the highest second fiscal quarter operating income achieved by the Company since it became a pure financial services company in fiscal 1989. This increase was attributable to increases at Allied Bond, Transworld Systems, Capital Credit and Interactive Performance, partially offset by an increase in Corporate office expenses. Transworld Systems reported operating income, before amortization of goodwill, of $3,841,000 for the three months ended December 31, 1997 compared with $3,286,000 a year ago and continued to maintain a strong operating margin, which was approximately 23%, after amortization of goodwill, for the three months ended December 31, 1997.
Operating income at Allied Bond increased significantly for the three months ended December 31, 1997 and was more than 50% higher than any level previously achieved by Allied Bond in the second fiscal quarter since it was acquired in December 1992. Operating income at Capital Credit also increased significantly for the three months ended December 31, 1997 compared with a year ago. Operating income at High Performance Services for the three months ended December 31, 1997 was essentially unchanged compared to a year ago.

Interest Expense and Interest Income
     Interest expense increased by $19,000 for the three months ended December 31, 1997 compared with a year ago. Interest income increased by $293,000 for the three months ended December 31, 1997 compared with a year ago, principally due to higher short-term investment balances. During the three months ended December 31, 1997 and 1996, the Company primarily invested in commercial paper with short-term maturities and overnight time deposits.

Income Taxes
     The Company's effective income tax rate for continuing operations was 44% for the three months ended December 31, 1997 and 1996.

Discontinued Operations Loss Provision
     The Company recorded a $13,000,000 loss provision ($8,580,000 net of tax benefit), or $1.43 loss per share on a dilutive basis, during the current fiscal quarter for costs related to certain of its discontinued operations, all of which were terminated or otherwise disposed of prior to fiscal 1990. This provision was recorded as a result of recent developments regarding (i) previously reported environmental matters involving a site where an inactive subsidiary of the Company fully performed a settlement with the federal government which has reopened the matter and (ii) the settlement, on February 9, 1998, of the previously reported suit brought against the Company by Gichner
Systems Group, Inc. The net loss provision of $8,580,000 is included in the Condensed Consolidated Statements of Operations under the caption "Discontinued operations loss provision" for the three months ended December 31, 1997. (See
Note 2 of Notes to Condensed Consolidated Financial Statements for additional information).

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

     Nine purported class actions are currently pending against Transworld Systems, two of which also name the Company as a defendant, and one alleged class action is currently pending against Allied Bond, which actions have been brought by debtors who received written collection notices from either Transworld Systems or its Credit Management Services division, or Allied Bond, respectively. Plaintiffs in these actions allege that such letters violated various provisions of the federal Fair Debt Collection Practices Act or comparable state regulations. In a suit brought against Allied Bond, the United States District Court denied class certification, denied approval of the class settlement, and denied plaintiff's motion for partial summary judgment, effectively ending the case. The plaintiff's individual claim remains, which is expected to be settled for an immaterial amount. A United States District Court in one of the alleged class actions against Transworld Systems has, upon motion of Transworld Systems, granted summary judgment in favor of Transworld Systems. The claims in the eight other purported class actions against Transworld Systems have been reviewed by counsel to Transworld Systems and, based on their assessment, management has concluded that the claims are of questionable merit. Transworld Systems intends to vigorously defend each of these actions.

     Based on current estimates and information, the Company does not believe that the ultimate resolution of the above lawsuits will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments, or future results of operations.


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

     The Purchaser, which has plead guilty to obstruction of justice as a result of its hindrance of the government's investigation and its destruction of documents related to this matter, commenced suit in fiscal 1995 against the Company in which it alleges misrepresentation and breach by the Company of provisions of the Purchase Agreement and asserts claims for damages and indemnification. The Company has denied each of the claims. However, in order to end the substantial expense and distraction of continued litigation, the Company settled this matter with the Purchaser on February 9, 1998, whereby the Company will pay $2,750,000 to the Purchaser to settle any and all liabilities and obligations which were asserted or could have been asserted by the Purchaser in the above lawsuit. Accordingly, the $13,000,000 loss provision recorded during the current fiscal quarter includes a provision of $2,500,000 for settlement costs related to this matter.

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

     One group of the Company's known environmental proceedings relates to Superfund or other sites where the Company's liability arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, the Company's involvement is considered to be de minimus (i.e. a volumetric share of approximately 1% or less) and in each of these cases the Company is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the Company's projected liability, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, the Company's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. The Company has recorded what it believes to be a reasonable estimate of its ultimate liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of the Company. These cases generally involve matters for which the Company or an inactive subsidiary is the sole or primary responsible party. In one such case, however, although the affected subsidiary fully performed a settlement with the federal government, the government has subsequently reopened the matter. A group of financially solvent responsible parties has completed an extensive investigation of this Superfund site under a consent order with the EPA and submitted Remedial Investigation and Feasibility Study Reports (the "Reports") to the EPA, which outline a range of various remedial alternatives for the site. The EPA issued a proposed plan which was subject to public comment. The Company's environmental counsel retained several reputable environmental consulting firms to review and evaluate the Reports and proposed plan. The findings of these experts indicated that many of the assumptions, purported facts and conclusions contained in the Reports and proposed plan are significantly flawed. These findings were submitted to the EPA to challenge the perceived need for and the extent of the proposed additional remediation. As previously reported, a better estimate of costs associated with any further remediation to be taken at the site could not be made until a Record of Decision was issued by the EPA. The EPA issued such Record of Decision for this site on February 6, 1998 and, notwithstanding the information contained in the findings submitted by the Company, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17,300,000. Notwithstanding the foregoing and the Company's denial of liability because of the prior settlement with the government, included in the $13,000,000 loss provision recorded during the current fiscal quarter is an additional loss provision of $10,500,000 for this site. As a result, the aggregate amounts reserved by the Company for this site is $13,750,000, which includes reserves previously established for this site, and represents the Company's best estimate of the ultimate legal and consulting costs for this site, costs to defend the Company's aforementioned settlement with the government regarding this site, and the Company's portion of the remediation costs that will ultimately be incurred by the Company, based on current information, if the Company's prior settlement with the government is not upheld in court. However, the Company may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving the Company or an inactive subsidiary are at a stage where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

     It is the Company's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on the Company's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, the Company has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. All known environmental claims are periodically reviewed by the Company, where information is available, to provide reasonable assurance that adequate reserves are maintained. Reserves recorded for environmental liabilities are not net of insurance or other expected recoveries. Other than the aforementioned loss provision that was recorded by the Company during the current fiscal quarter and an $8,000,000 loss provision that was recorded during fiscal 1995, which included a provision of approximately $4,000,000 for environmental matters, no significant expenses related to environmental matters were recorded by the Company during the six months ended December 31, 1997 or the three fiscal year period ended June 30, 1997 due to the adequacy of previously recorded reserve balances based on information available at that time. The Company does not anticipate, based on current information, that the resolution of these matters will have a material adverse impact on the Company's overall financial condition given its available cash and short-term investments. However, there is no way to be certain that future developments relating to environmental matters will not involve additional substantial costs that may require future charges to the Discontinued operations loss provision.

Item 4.   Submission of Matters to a Vote of Security Holders

     One November 19, 1997, the Company held its Annual Meeting of Stockholders. The following matters were voted on and approved by the stockholders:

(1) Messrs. William B. Hewitt and Robert A. Kerr were re-elected to the Board of Directors and Messrs. Herbert A. Denton, Robert A. Marshall and James M. McCormick were elected to the Board of Directors. Messrs. Melvin L. Cooper, Gordon S. Dunn, James C. Miller III and Herbert R. Silver continued to serve as members of the Board of Directors after the meeting.

                                                    Votes        Votes         Votes           Broker
                                                     For        Against      Abstaining       Non-Votes
                                                    -----       -------      ----------       ---------
(2)  Proposal to approve the adoption of the 1997
     Non-Employee Directors' Stock Option Plan      2,960,732    646,392      102,485        1,801,551

(3)  Proposal  to approve  the  amendment  to the
     1994 Incentive Stock Plan to increase by
     250,000 the number of shares of Common Stock
     available for issuance thereunder              2,862,514    747,840       99,255        1,801,551



Item 5.   Other Information:

     On December 22, 1997, the Company entered into a Share Purchase Agreement and Plan of Merger (the "Merger Agreement") with Outsourcing Solutions Inc. ("OSI") and Sherman Acquisition Corporation ("Sherman"), a wholly-owned subsidiary of OSI, pursuant to which Sherman commenced a tender offer (the "Offer") on December 24, 1997 to purchase all issued and outstanding shares of common stock, par value $0.50 per share, of the Company (the "Shares") at a cash price of $31.50 per Share. The Offer was consummated on January 23, 1998 when Sherman accepted and purchased the 4,614,568 Shares validly tendered and not withdrawn prior to such date by stockholders of the Company. On February 10, 1998, Sherman purchased an additional 306,100 Shares in an open market transaction, making the aggregate number of Shares owned by Sherman 4,920,668, constituting approximately 83.05% of the issued and outstanding Shares. The Merger Agreement provides that, subject to fulfillment of certain conditions following the completion of the Offer, Sherman will merge with and into the Company (the "Merger"), and the Company, as the surviving corporation in the Merger, will become a wholly-owned subsidiary of OSI. Pursuant to the Merger Agreement and subject to certain conditions therein, any Shares that were not acquired through the Offer will be converted into the right to receive $31.50 in cash per Share. As a result, the Company will no longer be a public company and there will be no public market for shares of its stock. For additional information, reference is made to the Schedule 14D-9 Solicitation/Recommendation Statement that was filed by the Company on December 24, 1997 and Amendments No. 1 and 2 to Schedule 14D-9 that were filed by the Company on January 14, 1998 and January 21, 1998, respectively.

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits:

          Exhibit No. 27      -   Financial Data Schedule (Unaudited)

(b)       Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   THE UNION CORPORATION
                                                   (Registrant)




Date:  February 17, 1998                         By: Timothy G. Beffa
                                                    --------------------
                                                     Timothy G. Beffa
                                                     President
                                                     (Chief Executive Officer)




Date:  February 17, 1998                         By: Daniel J. Dolan
                                                    --------------------
                                                     Daniel J. Dolan
                                                     Vice President
                                                     (Chief Financial Officer)